Form 10QSB
period 2007-11-30
EVERTON CAPITAL CORP
filed 2008-02-01
CIK 1382219

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-138995

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1201 - 1166 Alberni Street
Vancouver, British Columbia
Canada V6E 3Z3
(Address of principal executive offices, including zip code.)

(604) 687-4777
(Registrant's telephone number, including area code)

The Company is a Shell company:  Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

As of January 31, 2008, the Company had 5,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
ASSETS	2007	2007

Current
Cash	$-	$58
Deferred offering cost	12,500	12,500

Total Assets	$12,500	$12,558

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,501	$1,942
Related party loan	30,713	27,713

Total Liabilities	36,214	29,655

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value
100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value
100,000,000 shares authorized
5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	9,500	8,000
Deficit accumulated during the exploration stage	(33,264)	(25,147)

Total Stockholders’ Deficit	(23,714)	(17,097)

Total Liabilities and Stockholders’ Deficit	$12,500	$12,558

See notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	Three months	Three months	Period from
	ended	ended	May 10, 2006
	November 30,	November 30,	(Inception)
			Through
			November 30,
	2007	2006	2007

Expenses
Accounting and audit fees	$6,500	$3,574	$20,702
Consulting	750	750	4,750
Office and miscellaneous	117	18	562
Mineral property costs	-	-	2,500
Rent	750	750	4,750

Net loss	$(8,117)	$(5,092)	$(33,264)

Basic and diluted loss per share	$(0.00)	$(0.00)	n/a

Weighted average number of shares outstanding	5,000,000	5,000,000	n/a

See notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month	Three months	May 10, 2006
	ended	ended	(Inception)
			Through
	November 30,	November 30,	November 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(8,117)	$(5,092)	$(33,264)
Adjustments to reconcile net loss to to net cash used
in operating activities:
Imputed consulting expense	750	750	4,750
Imputed rent expense	750	750	4,750
Changes in:
Accounts payable and accrued liabilities	3,559	(426)	5,501

Net cash used in operating activities	(3,058)	(4,018)	(18,263)

Financing Activities
Capital stock issued	-	-	50
Deferred offering cost	-	-	(12,500)
Increase in related party loan	3,000	4,000	30,713

Net Cash provided by financing activities	3,000	4,000	18,263

Decrease in cash during the period	(58)	(18)	-

Cash, beginning of the period	58	130	-

Cash, end of the period	$-	$112	$-

See notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Everton have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Everton’s audited 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures required in Everton’s 2007 annual financial statements have been omitted.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As at November 30, 2007 Everton has a working capital deficiency, has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding the Everton’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Everton recorded the fair value of management fees and rent provided by a director of Everton as follows:

Three months
ended
November 30,
2007

Consulting	$750
Rent	750

$1,500

The related party loan is comprised of $30,713 due to a director of Everton, which is non-interest bearing, unsecured, and has no specific terms for repayment.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property, if at all. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $50,000, $20,000 net, in order to remove uncertainties surrounding our ability to continue as a going concern. The $50,000 in gross proceeds or $20,000 in net proceeds will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially minable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

     In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

     The following are our milestones and are subject to weather conditions:

1.	0-90 days after completion of our public offering - Retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

90-180 days after completion of our public offering - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

180-210 days after completion of our public offering - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section - Plan of Operations of our Form SB-2 registration statement. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must conduct the research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

     In the event we create a wholly owned subsidiary corporation, we estimate the costs to be approximately $10,000. $2,500 for incorporation; $5,000 for an audit; $100 to transfer title to the property; $500 for the registered agent fee; and, up to $1,900 for potential taxes. These expenses are predicated upon the discovery of mineralized material. There is no assurance mineralized material will ever be discovered.

Results of Operations

From Inception on May 9, 2006

     We will be exploring one property containing one claim. The property has been registered and we will begin our exploration plan upon completion of our public offering.

     Since inception, Maryna Bilynska, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 9, 2006 to November 30, 2007 was $30,713.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $50,000 gross proceeds, $20,000 net proceeds. Whatever money we do raise will be applied to the items set forth in the Use of Proceeds section of our Form SB-2 registration statement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and director is willing to commit to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we do not have other financing plans.

     As of the date of this report, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

     In July 2006, we issued 5,000,000 shares of common stock to Maryna Bilynska, our sole officer and director, pursuant the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50.00 in cash.

     As of November 30, 2007, our total assets were $12,500 and our total liabilities were $36,214.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, has concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

     Changes in Internal Controls over Financial Reporting - There have been no changes in our system of internal controls over financial reporting during the quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.      USE OF PROCEEDS

     On December 18, 2007 our Form SB-2 registration statement (SEC File no. 333-138995) was declared effective by the SEC. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares in our public offering.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of February, 2008.

EVERTON CAPITAL CORPORATION

BY:	MARYNA BILYNSKA
Maryna Bilynska, President, Principal
Executive Officer, Secretary, Treasurer,
Principal Financial Officer, Principal
Accounting Officer, and sole member of the
Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).