Form 10-Q
period 2008-02-29
EVERTON CAPITAL CORP
filed 2008-04-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-138995

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1201 - 1166 Alberni Street
Vancouver, British Columbia
Canada V6E 3Z3
(Address of principal executive offices, including zip code.)

(604) 687-4777
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of April 10, 2008

PART I – FINANCIAL INFORMATION

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
ASSETS	2008	2007

Current
Cash	$11	$58
Deferred offering cost	-	12,500

Total Assets	$11	$12,558

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,128	$1,942
Related party loan	43,194	27,713

Total Liabilities	49,322	29,655

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value
100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value
100,000,000 shares authorized
5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	15,271	8,000
Deficit accumulated during the exploration stage	(64,632)	(25,147)

Total Stockholders’ Deficit	(49,311)	(17,097)

Total Liabilities and Stockholders’ Deficit	$11	$12,558

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	May 10, 2006
	Ended	ended	Ended	ended	Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$13,038	$2,500	$19,538	$6,074	$33,739
Consulting	750	750	1,500	1,500	5,500
Office and miscellaneous	60	18	177	36	622
Mineral property costs		-	-	-	2,500
Rent	750	750	1,500	1,500	5,500
Amortization of deferred
offering costs	12,500		12,500		12,500
Interest Expense	4,271	-	4,271	-	4,271

Net loss	$(31,369)	$(4,018)	$(39,486)	$(9,110)	$(64,632)

Basic and diluted loss per
share	$(0.01)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted average number of
shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	N/A

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	May 10, 2006
	ended	ended	Through
	February 29,	February 29,	February 29,
	2008	2007	2008

Operating Activities
Net loss for the period	$(39,486)	$(9,110)	$(64,632)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of deferred offering costs	12,500	-	12,500
Imputed consulting expense	1,500	1,500	5,500
Imputed rent expense	1,500	1,500	5,500
Imputed interest	4,271	-	4,271
Changes in:
Accounts payable and accrued liabilities	4,186	2,074	6,128

Cash used in operating activities	(15,529)	(4,036)	(30,733)

Financing Activities
Proceeds from issuance of common stock	-	-	50
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	15,482	4,000	43,194

Cash from financing activities	15,482	4,000	30,744

Increase (decrease) in cash during the period	(47)	(36)	11

Cash, beginning of the period	58	130	-

Cash, end of the period	$11	$94	$11

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of Everton have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Everton’s audited 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Everton’s 2007 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes Everton will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As at February 29, 2008 Everton has a working capital deficiency, has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to fund operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding the Everton’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company recorded the fair value of management fees and rent provided by a director of the Company, and imputed interest on the related party loan, as follows:

	Six Months	Three Months
	ended	ended
	February 29,	February 29,
	2008	2008

Consulting	$1,500	$750
Rent	$1,500	$750
Imputed Interest	$4,271	$4,271

The related party loan balance is $43,194 due to a director of the Company, which is non-interest bearing, unsecured, and has no specific terms for repayment. Imputed interest has been accrued as noted above using an interest rate of Prime plus 2%.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

From Inception on May 10, 2006

     We will be exploring one property containing one claim. The property has been registered and we will begin our exploration plan upon completion of our public offering.

     Since inception, Maryna Bilynska, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 to February 29, 2008 was $43,194.

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

     As of February 29, 2008, our total assets were $11 and our total liabilities were $49,322.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective due to the lack of segregation of duties in financial reporting, as all accounting functions are performed by one individual with no additional internal review, as our company does not have an audit committee. This is due to the company’s lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances allow.

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2008.

EVERTON CAPITAL CORPORATION
(Registrant)

BY:   MARYNA BILYNSKA
         Maryna Bilynska
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