Form 10-Q
period 2008-05-31
EVERTON CAPITAL CORP
filed 2008-07-21
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-138995

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

403 - 1199 Seymour Street
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,250,000 as of July 18, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
ASSETS	2008	2007

Current
Cash	$9,973	$58
Deferred offering cost	-	12,500

Total Assets	$9,973	$12,558

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,449	$1,942
Related party loan	43,194	27,713

Total Liabilities	54,643	29,655

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value
100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 5,100,000 and 5,000,000 shares issued and	51	50
outstanding
Additional paid-in capital	27,412	8,000
Deficit accumulated during the pre-exploration stage	(72,133)	(25,147)

Total Stockholders’ Deficit	(44,670)	(17,097)

Total Liabilities and Stockholders’ Deficit	$9,973	$12,558

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					Period from
	Three	Three	Nine	Nine	May 10,
	months	months	months	months	2006
	ended	ended	ended May	ended May	through
	May 31,	May 31,	31,	31,	May 31,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$5,321	$2,886	$24,859	$8,959	$39,060
Consulting	750	750	2,250	2,250	6,250
Office and miscellaneous	38	18	215	54	660
Mineral property costs	-	-	-	-	2,500
Rent	750	750	2,250	2,250	6,250
Amortization of deferred	-	-	12,500	-	12,500
offering costs
Interest expense	641	-	4,912	-	4,912

Net loss for the period	$(7,500)	$(4,404)	$(46,986)	$(13,513)	$(72,133)

Basic and diluted loss per	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A
share

Weighted average number of	5,026,087	5,000,000	5,008,759	5,000,000	N/A
shares outstanding

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 10,
	Nine months	Nine months	2006
	ended	ended	Through
	May 31,	May 31,	May 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(46,986)	$(13,513)	$(72,133)
Add items not affecting cash:
Amortization of deferred offering costs	12,500	-	12,500
Imputed consulting expense	2,250	2,250	6,250
Imputed rent expense	2,250	2,250	6,250
Imputed interest	4,912	-	4,912
Changes in:
Accounts payable and accrued liabilities	9,507	1,016	11,449

Cash used in operating activities	(15,567)	(7,997)	(30,772)

Financing Activities
Proceeds from issuance of common stock	10,000	-	10,050
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	15,482	7,943	43,195

Cash from financing activities	25,482	7,943	40,745

Increase (decrease) in cash during the period	9,915	(54)	9,973

Cash, beginning of the period	58	130	-

Cash, end of the period	$9,973	$76	$9,973

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation

The accompanying audited interim financial statements of Everton have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Everton’s audited 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Everton’s 2007 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As at May 31, 2008 Everton has a working capital deficiency, has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Everton’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company recorded the fair value of management fees and rent provided by a director of the Company as well as imputed interest on related party loans as follows:

	Nine months	Three Month
	ended	ended
	May 31,	May 31,
	2008	2008

Consulting	$2,250	$750
Rent	$2,250	$750
Imputed interest	$4,912	$641

The related party loan balance is $43,194 due to a director of the Company, which is non-interest bearing, unsecured, and has no specific terms for repayment. Imputed interest has been accrued as noted above using an interest rate of Prime plus 2%.

NOTE 4 – COMMON STOCK

In the nine months ended May 31, 2008, Everton sold 100,000 shares of common stock for $10,000 cash.

NOTE 5 – SUBSEQUENT EVENT

In June and July 2008, Everton sold 150,000 shares of common stock for $15,000 cash.

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

     Since inception, Maryna Bilynska, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 to May 31, 2008 was $43,194.

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

     As of May 31, 2008, our total assets were $9,973 and our total liabilities were $54,643.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective due to the lack of segregation of duties in financial reporting, as all accounting functions are performed by one individual with no additional internal review, as our company does not have an audit committee. This is due to the company’s lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances allow.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On December 18, 2007 our Form SB-2 registration statement (SEC File no. 333-138995) was declared effective by the SEC. There is no underwriter involved in our public offering. As of July 10, 2008, investors have subscribed for 250,000 shares of common stock.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of July, 2008.

EVERTON CAPITAL CORPORATION
(Registrant)

BY:	MARYNA BILYNSKA
Maryna Bilynska
President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and sole member
of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.