Form 10QSB/A
period 2007-11-30
EVERTON CAPITAL CORP
filed 2008-09-02
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company: Yes [X]    No [  ]

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

PART II. OTHER INFORMATION

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of September, 2008.

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