Form 10-Q/A
period 2008-02-29
EVERTON CAPITAL CORP
filed 2008-09-03
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 2nd day of September, 2008.

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