Form 10-K
period 2008-08-31
EVERTON CAPITAL CORP
filed 2008-12-01
CIK 1382219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

Commission file number 333-138995

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

403 - 1199 Seymour Street
Vancouver, British Columbia
Canada V6E 3Z3
(Address of principal executive offices, including zip code.)

(604) 694-1600
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes    No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 18, 2008: $0.00.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on May 9, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at Suite 403-1199 Seymour Street, Vancouver, B.C. V6E 1K3. Our telephone number is (604) 694-1600. Rent is provided by the President and Director of the Company at $250 per month and management fees are $250 per month.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Maryna Bilynska, our sole officer and director, has been affiliated with three other exploration stage mining companies that were unsuccessful in their exploration programs and all three changed their original business plans. The companies were Adera Mines Limited, now Chatsworth Data Solutions, Inc.; Peloton Resources Inc., now Triangle Petroleum Corporation; and Camden Mines Limited, now Xinhau China Limited. Adera Mines Limited is now engaged in the business of designing, manufacturing, and selling optical mark readers, impact recording devices and cable testers. Peloton Resources Inc. is now engaged in the business of oil and gas exploration and production. Camden Mines Limited is now engaged in the business of distributing books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China.

     Mining exploration is speculative and chancy. If we are not successful in locating mineralized material, we will have to cease operations or seek another exploration project. Whatever the outcome of our current exploration program, our officer and director is entrusted with our management for the benefit of our stockholders. As such, our management is bound to act in the best interests of our shareholders. If it is in the best interests of our shareholders to modify a proposed exploration program, expand operations into new areas, or change our business operations, it must and will be done.

Background

     In May 2006, Maryna Bilynska, our president, acquired one mineral property in trust for us, containing one mining claim in British Columbia, Canada. The property was staked by Lloyd Brewer. Mr. Brewer was paid $2,500 to stake the claims. Mr. Brewer is a staking agent located in Vancouver British Columbia.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Ms. Bilynska paid Mr. Brewer $2,500 to stake the claims. The claims were transferred to Ms. Bilynska. The claim is recorded in Ms. Bilynska’s name to avoid paying additional fees. Ms. Bilynska has not provided us with a signed or executed bill of sale in our favor. Ms. Bilynska will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be approximately $10,000. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Ms. Bilynska will convey title to the property to the wholly owned subsidiary corporation. Should Ms. Bilynska transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Ms. Bilynska will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Ms. Bilynska for breach of contract because the written declaration is not executed by us and as such we are not a party to it. In our opinion, an enforceable action for breach of a contract would require us to be a party to an executed agreement with Ms. Bilynska, which we are not. As such, any action we take against Ms. Bilynska will be limited to breach of fiduciary duty.

     All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company’s property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

     The claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The lease includes the right to use the surface for all operations reasonably related to the exploration operations.

     The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is the tenure number, claim, date of recording and expiration date of the claim:

		Number of	Date of
Claim No.	Document Description	Cells	Expiration
521315	Jade Mine	9	January 18, 2009

     The claims are approximately 460 acres.

     In order to maintain the claims Ms. Bilynska must pay a fee of CDN$100 per year per claim. Ms. Bilynska can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2007. It is unknown if the fee to renew the claim will increase after 2007. There is no grace period if there is a default on the work or Ms. Bilynska misses renewing the claim. Ms. Bilynska will not cause the claim to expire as a result of not renewing or failing to perform work on the claim.

     The property was selected because Mr. Brewer advised us that jade has been discovered on other property nearby. Just because jade was found nearby is no assurance that there is any jade on the property. No technical information was used to select the property.

Location and Access

     The property is located within the southwestern area of British Columbia, Canada, approximately 125 miles northeast of Vancouver, near the town site of Moha. The town of Lillooet lies 16 miles to the southeast of the property.

     The property is in the Lillooet Mining Division, and is centered at approximately 50o49'30"N latitude and 122o16'20"W longitude on NTS Map Sheet 092J/16W, alternatively on BC TRIM map 092J 089.

     The property can be accessed from Lillooet by following the Bridge River Road to the town site of Moha, at this point turn north onto the Yalakom River Road. Follow this road for approximately 8 miles, at which point a rough four-wheel drive road branches from the Yalakom River Road. This road leads to, and terminates at, the property.

Map 1

YUKON
N.W.T.
ALASKA
U.S.A.
Stewart
BRITISH
COLUMBIA
Ft. St. John
Dawson Creek
ALBERTA
Prince Rupert
Smithers
Prince George
PROPERTY LOCATION
Bella Coola
Pacific Ocean
Williams Lake
Kamloops
Kelowna
Vancouver
Cranbrook
Trail
Victoria
U.S.A.
0
200km
400km
Scale 1" = 100 miles
EVERTON CAPITAL CORPORATION
SHULAPS JADE PROJECT
LOCATION MAP
May 06
FIGURE 1

Map 2

Physiography

     The property is located on the southern end of the Shulaps Mountain Range within the Coast Mountain Physiographic Region. The property covers the ridge, and the southern slope of the ridge, that forms the height of land from which Hell Creek originates. Elevations within the claims range from 6,200 feet to 7,700 feet. The lower elevation of 6,200 feet is located within southeastern corner of the property. The highest elevation of 7,700 feet is located northwestern quadrant of the property. The main area of interest within the project is located at 6,900 feet at the approximate center of the property.

     Slopes within the property area are moderate to steep throughout the property. Areas within the property that are above the 6,800 foot level are above the tree line and vegetation is limited to alpine grass, lichen and moss. Vegetation below this level consists primarily of stunted sub-alpine fir and pine trees

     The local climate features warm summers having an average mean summer temperature of 60oF and cold winters having an average mean winter temperature of -5oF. The Shulaps Jade area is fairly dry in the summer and a heavy snow pack is present through the winter months. The average yearly precipitation (rain) as calculated from a 30-year period is 30 inches. A snow pack of approximately ten feet begins to accumulate in mid November and lingers in places into mid May. The recommended field season for initial phases of exploration is from mid May to early November. Drilling can be carried out on a year-round basis with the aid of a bulldozer, or other snow removal equipment, to keep access roads snow-free although it would be more practical and cost effect to conduct all exploration and development of the zone to the snow-free period of the year.

     Ample water to support all phases of exploration and development is available from small lake at the headwaters of Hell Creek. Power requirements for future development is available as two high-voltage (40kW) transmission line located approximately 3 miles south of the Project. Gas or diesel powered generators would be required to provide any electrical power requirements during the exploration stage.

Regional Geology

     The property is located on the eastern flank of the Coast Crystalline Plutonic Complex, a major intrusive region of the Canadian Cordillera bounded by Intermontaine Belt on the east and the Insular Belt on the west.

     The regional geology comprises a package of highly deformed lithological units structurally enclosed between two major northwesterly striking dextral fault structures – the Yalakom Fault on the east and the Marshall Creek Fault on the west. Northeasterly trending Astress” faults occur between the two aforementioned faults throughout the length of the Shulaps Mountain Range.

     Three major assemblages occur within the area of interest.

Shulaps Ultramafic Complex

     The oldest rock unit in the Shulaps Range is the pre-middle Cretaceous age Shulaps Ultramafic Complex that is interpreted as dismembered ophiolite structurally stacked by thrust faulting. Foliation is parallel or sub-parallel to thrust planes or composition planes. Sedimentary inclusions and adjacent metasediments often have bedding parallel to the foliation within the serpentinite. The complex is a serpentinite mélange unit that represents ancient oceanic floor composed of serpentinite derived from ultramafic cumulates with knockers of ultramafic rocks, gabbro, diorite, pillowed and massive greenstone, chert, phyllite, limestone, sandstone and conglomerate.

Bridge River Complex

     The predominantly oceanic rocks of the Permian to Jurassic Bridge River Group consist of ribbon chert, argillite, pillowed to massive greenstone, with lesser amounts of limestone, gabbro, diabase, chert, volcanic greywacke, pebble conglomerate and serpentinite. The Bridge River Group rocks have been highly metamorphosed. Locally, the most common rock types are phyllite (siltstone), chert, argillite, schist and minor limestone.

Intrusive Rocks – Rexmount Porphyry

     The Rexmount Porphyry is a light grey weathered rock consisting of phenocrysts of plagioclase, hornblende, biotite and quartz set in a fine grained or aphanitic felsic groundmass. The porphyry, which is interpreted as being the intrusive equivalent of the dacite volcanics, occasionally contains laminations of epidote-chlorite parallel to the contact. Whether this is an alteration or a flow layering is not known.

Property Geology and Mineralization

     Jade outcrops at the head of Hell Creek, a northeasterly flowing tributary of the Bridge River. The mass of jade is fault bounded by serpentine of the Permian and older Shulaps Ultramafic Complex on the west and by slightly metamorphosed argillaceous sediments of the Mississippian to Jurassic age Bridge River Complex on the east.

     The tabular shaped mass is 8 feet wide and trends northwest for 980 feet to where it is cut by a granitic intrusion. The body remains open to the southeast.

     The east contact is bordered by a 1-foot wide talc zone. Cross fractures pervade the jade, trending 065 degrees and plunging 70 degrees southeast.

     The jade is described as good to fair quality, the quality being decreased by the presence of coarse tremolite patches, talc and opaque minerals.

History of Previous Work

     There is no evidence of previous exploration of the property.

Our Proposed Exploration Program

     We are prospecting for jade. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. Before jade retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. Further, suppliers give preferences to larger exploration entities that purchase larger quantities of supplies from them. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Ms. Bilynska will determine where drilling will occur on the property in consultation with the consultant we hire. Ms. Bilynska will not receive fees, salary, or other compensation for her services until such time as we have adequate funds to do so. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia.

     We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 21 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin drilling ninety days after this offering is closed, weather permitting. To date, we have not paid any fees for an exploration consultant.

     The breakdown of estimated times and dollars was made by Ms. Bilynska in consultation.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans or strategy to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have access to a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company generate revenue. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration operation 90 days after of the completion of this offering weather permitting.

     If we do not find mineralized material on the property, Ms. Bilynska will allow the claim to expire and we will cease operations.

Competitive Factors

     The jade mining industry is fragmented. We compete with other exploration companies looking for jade. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the jade mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from the property. Readily available jade markets exist in Canada and around the world for the sale of jade. Therefore, we will be able to sell any jade that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 22 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Ms. Bilynska has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties. The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section - Plan of Operations. Ms. Bilynska will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, she will hire independent contractors to perform the surveying, exploration, and excavating of the property. The contractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employees and Employment Agreements

     At present, we have one employee, Maryna Bilynska, our sole officer and director. Ms. Bilynska devotes approximately 10% of her time or four hours per week to our operations. Ms. Bilynska does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Ms. Bilynska.

Blank Check Issue

     We are not a blank check corporation. Section 7(b)(3) of the Securities Act of 1933, as amended defines the term “blank check company” to mean, any development stage company that is issuing a penny stock that, “(A) has no specific plan or purpose, or (B) has indicated that its business plan is to merge with an unidentified company or companies.” We have a specific plan and purpose. Our business purpose is to engage in mining exploration. Our specific plan is to explore for jade on the property. In Securities Act Release No. 6932 which adopted rules relating to blank check offerings, the Securities and Exchange Commission stated in II DISCUSSION OF THE RULES, A. Scope of Rule 419, that, “Rule 419 does not apply to offerings by .... start-up companies with specific business plans ... even if operations have not commenced at the time of the offering.” Further, we have not indicated in any manner whatsoever, that we plan to merge with an unidentified company or companies, nor do we have any plans to merge with an unidentified company or companies.

     This is so even though Maryna Bilynska, our sole officer and director, has been affiliated with other exploration companies that terminated their exploration programs. Ms. Bilynska was a secretary and a member of the board of directors of Adera Mines Limited from inception on December 30, 2003 July 31, 2006. Ms. Bilynska owned 2,500,000 shares of common stock. Ms. Bilynska shared costs for claim staking expenses, legal and accounting expenses, general and administrative expenses, exploration expenses for Adera Mines Ltd. Adera Mines completed a public offering of securities. Ms. Bilynska devoted approximately 10% of her time to the Company’s operations.

     Ms. Bilynska was a secretary and a member of the board of directors of Peloton Resources from December 11, 2003 to June 16, 2005. Ms. Bilynska did not own any shares in Peloton Resources Corporation. She devoted approximately 10% of her time to its operations.

     On September 1999 Ms. Bilynska was appointed as an officer and director of Camden Mines Limited and she was issued a total of 100,000 shares of common stock. On January 20, 2000, Ms. Bilynska resigned and returned the 100,000 shares of common stock she received to Camden Mines Limited. Ms. Bilynska resigned because the company believed that Mr.Grabovetsky, Camden Mines’s director at the time, would have more time to devote to the project than Ms. Bilynska. Ms. Bilynska did not receive any consideration for the return of her shares.

Adera Mines Limited:

     In January 2004, Adera Mines Ltd. purchased one mineral claim, Gold Ledge Gold Project, situated in the Lillooet Mining Division in the Province of British Columbia, Canada. Adera Mines exploration target was to find an ore body containing gold. Success depended upon finding mineralized material. This included a determination by Adera’s consultant that the mineral claim contained mineralized material. It was stated in the Company’s prospectus that if Adera Mines did not find mineralized material or could not remove mineralized material, either because it did not have enough money or because it was not economically feasible, Adera would cease operations.

     Lloyd Brewer of Madman Mining Co. Ltd. was hired to be Adera’s consultant. He advised Adera Mines to divide the Phase I program into two portions; "1-A" and one "1-B." The results of the Phase 1-A program, which were available within two weeks of completion of the work, assisted in determining the exact areas that the Phase 1-B program had to concentrate on. The work completed was summarized.

     A two-man prospecting/sampling crew was on site for 8 days - between July 29 and August 5th, 2005. The crew traversed the upper reaches of the Gold Ledge Claim searching for the 5400 vein and the 6200 vein as well as any other mineralization. Both quartz veins were located. Rock samples and soil samples were collected. The sampling was designed to detect mineralization that originated from the quartz veins and was released into the soil as the veins weather (erode). In addition, eight panned stream sediment samples at the junctions of Hog Creek with other smaller creeks were collected to test for gold that could be originating in each of the drainages.

     Both the 5400 vein and the 6200 vein were located and sampled. Five samples were collected from the 5400 vein and submitted for assay. The highest gold value received was 0.02g/t Au. The other 4 samples each returned values of 0.01g/t Au. The 6200 vein was followed for nearly 1,200 feet. Seven samples were collected from this vein and submitted for assay. The two highest gold values received are 0.12 and 0.23g/t Au. The other 5 samples each returned values of 0.01g/t Au.

     The closely spaced soil sampling lines that were emplaced down-slope from each vein did not succeed in detecting gold mineralization that would have originated in the veins. The highest gold value obtained in soil samples 14ppb. The rest of the samples returned values of less than 8ppb Au. The panned stream sediment samples were obtained by screening and panning approximately 50-80 pounds of sand/gravel/soil material from the creek beds at each location. The highest value obtained from the panned concentrates was 27ppb Au. The other seven samples returned values of less than 7 ppb.

     All rock, soil and stream sediment samples were also analyzed for 30 other elements including silver, copper, lead, zinc and arsenic. None of the 30 elements were present at levels indicating it would be economic to extract the elements.

     Given the extremely poor results obtained from that program, no further work on the property was recommended. The combination of rock, soil and stream sediment sampling effectively eliminated the possibility that gold was present in economic concentrations (or even anomalous values) within the 5400 and 6200 veins or elsewhere on the property. Thus, due to the results of exploration, Madman Mining Co. Ltd., the consultant, advised Adera Mines Limited to save the costs of additional exploration and look for another project.

Peloton Resources Ltd.

     Peloton Resources was incorporated in the State of Nevada on December 11, 2003. In December 2003, it purchased six mineral claims situated in the Greenwood Mining Division in the Province of British Columbia, Canada. The Company's principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

     The exploration target was to find an ore body containing gold. Peloton Resource’s success depended upon finding mineralized material. This included a determination by a consultant that the property contained reserves. Peloton Resources selected Madman Mining Co. Ltd. on February 10, 2005 to be the consultant. Subsequently, they conducted exploration on the property. There were two mineralized areas identified within the project area.

     A field crew mobilized to the site on March 2nd, 2005, established base camp and scouted access routes to the target areas within the project. Exploration work continued until March 15,2005. The crew returned to the project between April 15th and 19th and completed detailed geological mapping over the main target area and the Colby Creek valley. Prospecting throughout the eastern portions of the project was also completed. Soil and rock samples were taken, and, in general, the gold values found within the samples were extremely low.

     Using historic production records and all assay/geological information, the project did not contain sufficient gold bearing material to be economic. This was less than the potential hoped for and would not support a mining operation at predicted future gold prices. It was therefore recommended that no further work be done on the property.

     As a result of the preliminary findings, Peloton Resources decided to change its operational direction from mining exploration to oil and gas exploration, development and production. The Company intended on acquiring oil and gas properties through debt and/or equity issuances. Subsequent to April 30, 2005, the Company received $80,000 for the issuance of 8,000,000 common shares.

Camden Mines Limited

     Ms. Bilynska was a director of Camden Mines Ltd. from September 1999 to January 2000. The Company’s registration statement was not declared effective at the time she resigned. She was involved with Camden Mines only for five months and did not participate in the decision making with regards to the exploration strategies for Camden.

     Camden Mines exploration program was carried out on the Iron Wolf properties from June 4 to June 9, 2001, subsequent to Ms. Bilynska’s resignation. A program of soil and rock sampling, prospecting and geological mapping was completed. A second property trip was also done on August 11, 2001. The purpose of the first work program was to test the northern part of the property (via soil/rock sampling and geological mapping) for gold. Samples were analyzed for 28 elements. The results of testing for gold was disappointing.

     By an action of the majority shareholders which was filed on September 20, 2004, Camden Mines changed its name from Camden Mines Limited to "Xinhua China Ltd." effective on October 12, 2004. Camden Mines decided to change its business to that of being a majority owner of Xinhua Publications Circulation & Distribution Center Co., Ltd., a newly formed company organized under the laws of the Peoples' Republic of China, which had been granted a nationwide distribution licence in China for: books, periodicals, human body art pictorials, audio video product distribution, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified ads. In addition to receiving the nationwide distribution licence in China, Xinhua C & D recently finalized distribution agreements for certain international publications for the China market.

Funds Received by Ms. Bilynska

     Ms. Bilynska received $25,000US for 2,500,000 restricted shares of Adera Mines Limited. She did not have any stock in Peloton Resources and did not receive any cash or other consideration paid to her from any source in connection with the change of control of those entities. In September 1999, Ms. Bilynska was appointed as an officer and director of Camden Mines Limited and she was issued a total of 100,000 shares of common stock restricted under rule 144. On January 20, 2000, Ms. Bilynska resigned and returned 100,000 shares of common stock to the Company which were all of the shares issued to her. Ms. Bilynska did not receive any consideration for the return of her shares.

Our Future Conduct

     Mining exploration is speculative and chancy. If we are not successful in locating mineralized material, we will have to cease operations or seek another exploration project. Whatever the outcome of our current exploration program, our officers and directors are entrusted with our management for the benefit of our stockholders. As such, our management is bound to act in the best interests of our shareholders. If it is in the best interests of our shareholders to modify a proposed exploration program, expand operations into new areas, or entirely change our business operations, it must and will be done.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

     We do not own any property. We only have the right to explore one property, title of which is not vested in our name.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on October 23, 2008 under the symbol “EVCP”. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 6/1/08 to 8/31/08	$0.00	$0.00
Third Quarter: 3/1/08 to 5/31/08	$0.00	$0.00
Second Quarter: 10/1/07 to 2/29/08	$0.00	$0.00
First Quarter: 7/1/07 to 9/30/07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 6/1/07 to 8/31/07	$0.00	$0.00
Third Quarter: 3/1/07 to 5/31/07	$0.00	$0.00
Second Quarter: 10/1/06 to 2/28/07	$0.00	$0.00
First Quarter: 7/1/06 to 9/30/06	$0.00	$0.00

Holders

     On August 31, 2008, we had 47 shareholders of record of our common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers pread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Use of Proceeds

     On August, 2008, we completed our public offering of shares of common stock. SEC File No. 333-138995. There was no underwriter involved in our public offering. We sold 501,000 shares of common stock and raised $50,100. Since completing our public offering, we spent the proceeds as follows:

bank service charge	$471
Stock transfer	$10,000
Project advance	$7,500
Office	$205
Legal fees (translation)	$1,155
Total	$19,331

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     In the event we complete our exploration program prior to the end of 2009, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

     Everton completed Phase 1A exploration stage on the property in August 2008 and was advised by Madman Mining, its consultant, that "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped."

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

Results of Operations

From Inception on May 10, 2006

     The Shulaps jade project is located approximately 25 kilometres from Lillooet, southwestern British Columbia. The jade project is on the southeastern extension of the Shulaps Range just north of Carpenter Lake. Access to the property is reached by gravel road along the Yalakom River. A turn off just past La Rochelle Creek leads to the head waters Hell Creek, the location of Jade project. Access to the project can also be reached by helicopter, 20 min flight one way.

     August 30th to August 31st was spent on the property access was reached with a helicopter. The purpose of the site visit was to sample the Jade showings and to identify the location of Jade outcrops.

     The landing site for the helicopter was beside an old cabin in a flat area at approximately 551390E 5630890N 2100 m zone 10. The afternoon of the 30th was spent walking southeast of the cabin along the road. A number of trenches were found along the road cut but no exposed outcrops of Jade were observed. The road however switch backed between the serpentine of the Permian and older Shulaps Ultramafic complex on the west and the metamorphosed argillaceous sediments of the Mississippian to Jurassic age Bridge River Complex on the east. The ultramafic complex is light green to black with variable degrees of hardness. The Bridge River complex is dark brown to rusty red with obvious sedimentary layering. The contact between the two units is typically buried by overburden but can be identified to with 5 m.

     Three samples, obtained using a diamond bladed generated powered rock saw, were taken from boulders that contained talc, serpentine and variable amounts of Jade.

     Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped.

     Since inception, Maryna Bilynska, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 to August 31, 2008 was $43,194.

Liquidity and Capital Resources

     We have sufficient cash to operate for the next 12 months. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and director is willing to commit to loan us money for our operations as needed. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

     In August, 2008, we completed our public offering of common stock and raised $50,100.

     As of August 31, 2008, our total assets were $34,680 and our total liabilities were $52,724.

Recent accounting pronouncements

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Everton Capital Corporation (An Exploration Stage Company) Vancouver BC Canada

We have audited the accompanying balance sheets of Everton Capital Corporation as of August 31, 2008 and August 31, 2007, and the related statements of expenses, cash flows and changes in stockholders’ deficit for the years then ended and the period from May 10, 2006 (inception) through August 31, 2008. These financial statements are the responsibility of Everton’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everton, as of August 31, 2008 and August 31, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Everton will continue as a going concern. As discussed in Note 3 to the financial statements, Everton has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 24, 2008

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	August 31,	August 31,
ASSETS	2008	2007

Current
Cash	$27,180	$58
Prepaid expense	7,500	-
Deferred offering cost	-	12,500

Total Assets	$34,680	$12,558

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,530	$1,942
Related party loan	43,194	27,713

Total Liabilities	52,724	29,655

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value
100,000,000 shares authorized, none issued and	-	-
outstanding
Common stock, $0.00001 par value
100,000,000 shares authorized
5,501,000 and 5,000,000 shares issued and outstanding	55	50
Additional paid-in capital	51,595	8,000
Deficit accumulated during the exploration stage	(69,694)	(25,147)

Total Stockholders’ Deficit	(18,044)	(17,097)

Total Liabilities and Stockholders’ Deficit	$34,680	$12,558

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

			Period from
	Year	Year	May 10, 2006
	ended	Ended	through
	August 31,	August 31,	August 31,
	2008	2007	2008

Expenses
General and administrative	$39,636	$9,702	$64,782
Interest expense	4,912	-	4,912

Net loss for the period	$(44,548)	$(15,774)	$(69,694)

Basic and diluted loss per share	$(0.01)	$(0.00)	N/A

Weighted average number of shares outstanding	5,081,569	5,000,000	N/A

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year	Year	May 10, 2006
	ended	ended	Through
	August 31,	August 31,	August 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(44,548)	$(15,774)	$(69,694)
Add items not affecting cash:
Imputed consulting expense	3,000	3,000	7,000
Imputed rent expense	3,000	3,000	7,000
Changes in:
Prepaid expense	(7,500)	-	(7,500)
Accounts payable and accrued liabilities	7,588	(2,558)	9,530

Cash used in operating activities	(38,460)	(12,332)	(53,664)

Financing Activities
Proceeds from issuance of common stock	50,100	-	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	15,482	12,260	43,194

Cash from financing activities	65,582	15,482	80,844

Increase (decrease) in cash during the period	27,122	(72)	27,180

Cash, beginning of the period	58	130	-

Cash, end of the period	$27,180	$58	$27,180

Supplemental Disclosures:

Interest Paid	$-	$-	$-

Income taxes paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 10, 2006 (Date of Inception) to August 31, 2008
				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash	5,000,000	$50	$-	$-	$50

Donated expenses and services	-	-	2,000	-	2,000

Net loss for the period	-	-	-	(9,373)	(9,373)

Balance, as at August 31, 2006	5,000,000	50	2,000	(9,373)	(7,323)

Donated expenses and services	-	-	6,000	-	6,000

Net loss for the period	-	-	-	(15,773)	(15,773)

Balance, as at August 31, 2007	5,000,000	50	8,000	(25,146)	(17,096)

Common stock issued for cash	501,000	5	50,095	-	50,100

Donated expenses and services			6,000	-	6,000

Deferred Offering Costs			(12,500)	-	(12,500)

Net loss for the period	-	-	-	(44,548)	(44,548)

Balance, as at August 31, 2008	5,501,000	55	51,595	(69,694)	(18,044)

See accompanying summary of accounting policies and notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 1 - ORGANIZATION

Everton Capital Corporation was incorporated in Nevada on May 10, 2006 and is in the exploration stage. Everton has acquired a mineral property located in British Columbia and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of Everton’s interest in the underlying property, the ability of Everton to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of Everton have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

Everton complies with Financial Accounting Standards Board Statement No. for its characterization of Everton as exploration stage.

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

Mineral Property

Everton has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Everton’s commitments to plan of action based on the then known facts.

Income Taxes

Everton uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

Everton reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Foreign Currency Translation

Everton’s functional currency is United States dollars as substantially all of Everton’s operations use this denomination. Everton uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Expenses.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and related party loans approximate their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that Everton is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recently Issued Accounting Pronouncements.

Everton does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown, and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of August 31, 2008, Everton has a working capital deficiency, has not generated revenues and has accumulated losses of since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Everton recorded the fair value of management fees and rent provided by a director of Everton as follows:

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2008	2007

Consulting	$3,000	$3,000
Rent	3,000	3,000

	$6,000	$6,000

Both the management fees and the rent are provided on a rent free, month to month basis under and oral arrangement. The related party loan is comprised of $43,194 due to a director of Everton, which is non-interest bearing, unsecured, and has no specific terms for repayment.

NOTE 5 - MINERAL PROPERTY

Shulaps Jade Project

By a mineral property staking and sales agreement dated May 15, 2006, Everton acquired a mineral claim known as the Shulaps Jade Project located in the Lillooet area of southwestern of British Columbia, Canada for $7,500.

NOTE 6 - COMMON STOCK

On July 6, 2006 Everton issued 5,000,000 common founder shares to the President of Everton for $50, or a price of $0.0001 per share.

During fiscal 2008, Everton issued 501,000 shares to 46 investors for $50,100 at a price of $0.10 per share. Everton paid $12,500 as part of the offering of common stock and going public. These costs were recorded as a reduction of proceeds from the fiscal 2008 capital raise.

NOTE 7 - INCOME TAXES

The significant components of Everton’s deferred tax assets are as follows:

	2008	2007
Deferred Tax Assets
Non-capital loss carryforward	$8,148	$3,772
Less: valuation allowance for deferred tax asset	(8,148)	(3,772)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. Everton has a valuation allowance of 100% against all available income tax loss carry forwards.

No provision for income taxes has been provided in these financial statements due to the net loss. At August 31, 2008, Everton has net operating loss carryforwards, which expire in 2026, through 2028, totaling approximately $54,000, the benefit of which has not been recorded in the financial statements.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to August 31, 2008, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Management’s Report on Internal Control over Financial Reporting

     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our sole director serves until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. We do not have a nominating commitee or a compensation committee. We do have an audit committee and disclosure committee.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Maryna Bilynska	32	president, principal executive officer, treasurer
403-1199 Seymour Street		principal financial officer, principal accounting officer
Vancouver, British Columbia		and the sole member of the board of directors
Canada V6E 1K3

     The person named above has held her offices/positions since inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since May 9, 2006, Maryna Bilynska has been our president, chief executive officer, secretary, treasurer, chief financial officer and the sole member of the board of directors.

     From December 30, 2003 to July 31, 2006, Ms. Bilynska was secretary and a member of the board of directors of Adera Mines Limited, an exploration stage mining company located in Vancouver British Columbia. Adera Mines Limited trades on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA). Adera Mines Limited changed its name to Chatsworth Data Solutions, Inc. and is now engaged in the business of designing, manufacturing, and selling optical mark readers, impact recording devices and cable testers.

     From December 2003 to May 2005, Ms. Bilynska was the secretary and a member of the board of directors of Peloton Resources Inc., now Triangle Petroleum Corporation, an exploration corporation located in Vancouver, British Columbia. Triangle Petroleum Corporation filed a Form SB-2 registration statement with the Securities and Exchange Commission (SEC file no. 333-113118) on February 27, 2004, which was declared effective by the SEC on December 7, 2004. On January 7, 2005, Triangle Petroleum Corporation completed its public offering and raised $161,179. Triangle Petroleum Corporation files reports with the Securities and Exchange Commission pursuant to section 15(d) of the Securities Exchange Act of 1934. Triangle Petroleum Corporation is engaged in the business of oil and gas exploration and production.

     Since November 1999 Ms. Bilynska has been the office manager, and since 2005, the Corporate Secretary, of Callinan Mines Limited located in British Columbia. Callinan Mines is a development stage mining company. Callinan Mines does not file reports with the Securities and Exchange Commission. Callinan Mines is not engaged in exploration activities. Its operations are limited to collecting passive royalties from existing operating properties. Ms. Bilynska handles the bookkeeping and accounting of the royalties for Callinan Mines. She devotes approximately 10 hours a month to her duties with Callinan.

     From September 1999 to January 2000, Ms. Bilynska was a director of Camden Mines Limited, an exploration corporation located in Vancouver British Columbia. In September 2004, Camden Mines Limited ceased operations as an exploration corporation and changed its business purpose to a corporation distributing publications in the People’s Republic of China. Camden Mines Limited changed its name to Xinhua China Ltd. and is now engaged in the business of distributing books, periodicals, human figure and representation art pictorials, audio video products, wholesale, retail and mail order of publicly distributed electronic publications, advertisement by domestic and foreign firms in certain categories of books, and classified advertisements in China. Xinhua China Ltd. files reports with the Securities and Exchange Commission pursuant to section 13 of the Securities Exchange Act of 1934.

     From April 1999 to August 1999, Ms. Bilynska attended business law courses at Langara College, Vancouver, British Columbia. From September 1999 to November 1999, Ms. Bilynska was unemployed. From June 1998 to April 1999, Ms. Bilynska was a legal secretary at the law firm of Lando & Company, Vancouver, British Columbia.

Conflicts of Interest

     At the present time, we do not foresee a conflict of interest because we do not intend to acquire any additional properties and Ms. Bilynska does not intend to acquire any additional properties. The only conflict that we foresee is Ms. Bilynska’s devotion of time to projects that do not involve us. In the event that Ms. Bilynska ceases devoting time to our operations, she has agreed to resign as an officer and director.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on November 8, 2006 through our fiscal year end, August 31, 2008, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Maryna Bilynska	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not plan to pay any additional salaries at this time. We will not begin paying salaries again until we have adequate funds to do so.

     The following table sets forth the compensation paid by us for our 2008 fiscal year end, to our sole director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Maryna Bilynska	0	0	0	0	0	0	0

     All compensation received by the officers and directors has been disclosed.

     We have not paid any officers or directors salaries in 2007, and we do not anticipate paying any officers or directors salaries at any time in 2008. We will not begin paying our officers salaries until we have adequate funds to do so.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

     Our directors do not receive any compensation for serving as members of the board of directors.

Employment Contracts

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of her position, if she acted in good faith and in a manner she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which she is to be indemnified, we must indemnify her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Ownership	Position	of Class
Maryna Bilynska	5,000,000	President, Principal Executive Officer,	90.89%
		Secretary, Treasurer, Principal Financial
		Officer, Principal Accounting Officer and
		sole Director

All Officers and Directors as a	5,000,000		90.89%
Group (1 Person)

Securities authorized for issuance under equity compensation plans.

     We have no equity compensation plans.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Ms. Bilynska, our president and sole director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Ms. Bilynska, other than as described below.

     In July 2006, we issued a total of 5,000,000 shares of restricted common stock to Maryna Bilynska, our sole officer and director, in consideration of $50.00. This was accounted for as an acquisition of common stock for services, advances and cash.

     In July 2006, Ms. Bilynska advanced us $15,453 to pay for the cost of staking the property and a portion of the legal fees for this offering.

     In May 2006, Lloyd Brewer acquired one mineral property in trust for us, containing four mining claims in British Columbia, Canada. The property was staked by Lloyd Brewer. Maryna Bilynska paid Mr. Brewer $2,500 to stake the claims. The claims were transferred to Mr. Brewer. The claim is recorded in Mr. Brewer’s name to avoid paying additional fees. Mr. Brewer has not provided us with a signed or executed bill of sale in our favor. Mr. Brewer will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. In the event that the property is transferred to us, it will be transferred to a wholly owned subsidiary corporation to be formed by us and there will be no consideration for the transfer of the claim. Should Mr. Brewer transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. In that case, we will have to cease or suspend operations. However, Mr. Brewer will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Mr. Brewer for breach of contract because the written declaration has not been executed. In our opinion, an enforceable action for breach of a contract would require us to be a party to an executed agreement with Mr. Brewer, which we are not. As such, any action we take against Mr. Brewer will be limited to breach of fiduciary duty.

     Ms. Bilynska is our only promoter. She has not received or will she receive anything of value from us, directly or indirectly, in her capacity as a promoter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$15,000	Malone & Bailey, P.C.
2007	$10,000	Malone & Bailey, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11-29-06	3.1

3.2	Bylaws.	SB-2	11-29-06	3.2

4.1	Specimen Stock Certificate.	SB-2	11-29-06	4.1

10.1	Jade Claim.	SB-2	11-29-06	10.1

10.2	Trust Agreement.	SB-2	11-29-06	10.2

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of November, 2008.

EVERTON CAPITAL CORPORATION

BY: MARYNA BILYNSKA
Maryna Bilynska, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and sole member of the
Board of Directors.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MARYNA BILYNSKA	President, Principal Executive Officer,	November 30, 2008
Maryna Bilynska	Secretary/Treasurer, Principal Financial
Officer, Principal Accounting Officer and
sole member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11-29-06	3.1

3.2	Bylaws.	SB-2	11-29-06	3.2

4.1	Specimen Stock Certificate.	SB-2	11-29-06	4.1

10.1	Jade Claim.	SB-2	11-29-06	10.1

10.2	Trust Agreement.	SB-2	11-29-06	10.2

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X