Form 10-Q
period 2008-11-30
EVERTON CAPITAL CORP
filed 2009-01-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53511

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

598-999 Canada Place
Vancouver, British Columbia
Canada V6C 3C1
(Address of principal executive offices, including zip code.)

(604) 694-1600
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,501,000 as of January 13, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
ASSETS	2008	2008

Current
Cash	$9,762	$27,180
Prepaid expense	7,500	7,500

Total Assets	$17,262	$34,680

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,858	$9,530
Related party loan	43,194	43,194

Total Liabilities	45,052	52,724

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value
100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value
100,000,000 shares authorized
5,501,000 shares issued and outstanding	55	55
Additional paid-in capital	52,345	51,595
Deficit accumulated during the pre-exploration stage	(80,190)	(69,694)

Total Stockholders’ Deficit	(27,790)	(18,044)

Total Liabilities and Stockholders’ Deficit	$17,262	$34,680

See notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			Period from
		Three months	May 10, 2006
	Three months ended	ended	through
	November 30,	November 30,	November 30,
	2008	2007	2008

Expenses
General and administrative	$10,406	$8,117	$75,189
Interest expense	89	-	5,001

Net loss	$(10,495)	$(8,117)	$(80,190)

Basic and diluted loss per share	$(0.00)	$(0.00)	N/A

Weighted average number of shares
outstanding – basic and diluted	5,297,553	5,000,000	N/A

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	May 10, 2006
	ended	ended	Through
	November 30,	November 30,	November 30,
	2008	2007	2008

Operating Activities
Net loss for the period	$(10,495)	$(8,117)	$(80,190)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed consulting expense	750	750	7,750
Imputed rent expense	-	750	7,000
Changes in:
Prepaid expense	-	-	(7,500)
Accounts payable and accrued liabilities	(7,673)	3,559	1,858

Cash used in operating activities	(17,418)	(3,058)	(71,082)

Financing Activities
Proceeds from issuance of common stock	-	-	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	-	3,000	43,194

Cash from financing activities	-	3,000	80,844

Increase (decrease) in cash during the period	(17,418)	(58)	9,762

Cash, beginning of the period	27,180	58	-

Cash, end of the period	$9,762	$-	$9,762

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

See notes to financial statements

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited interim financial statements of Everton have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Everton’s audited 2008 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Everton’s 2008 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown, and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of November 30, 2008, Everton has a working capital deficiency, has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Everton recorded $250 per month for the fair value of management fees provided by a director of Everton.

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

     In August 2008 we obtained samples from the property and identified the location of Jade outcrops.

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

     During the period of September 1, 2008 through November 30, 2008, no activity was conducted on the property.

     Since inception, Maryna Bilynska, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 to November 30, 2008 was $43,194.

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

     In August, 2008, we completed our public offering by selling 501,000 shares of common stock and raising $50,100.

     As of November 30, 2008, our total assets were $17,262 and our total liabilities were $45,052.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Use of Proceeds

     On August, 2008, we completed our public offering of shares of common stock. SEC File No. 333-138995. There was no underwriter involved in our public offering. We sold 501,000 shares of common stock and raised $50,100. Since completing our public offering, we spent the proceeds as follows:

Bank service charge	$548
Stock transfer	10,324
Project advance	10,000
Office	1,470
Legal/Accounting	11,005
Rent	3,332
TOTAL	$36,679

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2009.

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