Form 10-Q
period 2009-02-28
EVERTON CAPITAL CORP
filed 2009-04-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,501,000 as of April 10, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets                                                              F-1
Statements of Expenses                                               F-2
Statements of Cash Flows                   F-3
Notes to Financial Statements                                    F-4

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
ASSETS	2009	2008

Current
Cash	$865	$27,180
Prepaid expense	7,500	7,500

Total Assets	$8,365	$34,680

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,566	$9,530
Related party loan	43,194	43,194

Total Liabilities	48,760	52,724

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value
100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value
100,000,000 shares authorized
5,501,000 shares issued and outstanding	55	55
Additional paid-in capital	53,095	51,595
Deficit accumulated during the pre-exploration stage	(93,545)	(69,694)

Total Stockholders’ Deficit	(40,395)	(18,044)

Total Liabilities and Stockholders’ Deficit	$8,365	$34,680

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					Period from
	For Three	For Three	For Six	For Six	May 10, 2006
	Months ended February 28,	Months ended February 29,	Months ended February 28,	Months ended February 29,	through February 28,
	2009	2008	2009	2008	2009

Expenses
G&A expenses	13,355	27,098	23,851	35,215	88,633
Interest expense		4,271		4,271	4,912

Net loss for the period	$(13,355)	$(31,369)	$(23,851)	$(39,486)	$(93,545)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	N/A

Weighted average number of shares outstanding	5,501,000	5,000,000	5,501,000	5,000,000	N/A

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six	For Six	May 10, 2006
	Months ended	Months ended	Through
	February 28,	February 29,	February 28,
	2009	2008	2009

Operating Activities
Net loss for the period	$(23,851)	$(39,486)	$(93,545)
Adjustment to reconciled net loss to net cash used in operating activity:
Amortization of deferred offering costs	-	12,500	-
Imputed consulting expense	1,500	1,500	8,500
Imputed rent expense	-	1,500	7,000
Imputed interest	-	4,271	-
Changes in:
Prepaid expense	-	-	(7,500)
Accounts payable and accrued liabilities	(3,964)	4,186	5,566

Cash used in operating activities	(26,315)	(15,529)	(79,979)

Financing Activities
Proceeds from issuance of common stock	-	-	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	-	15,482	43,194

Cash from financing activities	-	15,482	80,844

Increase (decrease) in cash during the period	(26,315)	(47)	865

Cash, beginning of the period	27,180	58	-

Cash, end of the period	$865	$11	$865

Supplemental Disclosures:
Interest paid	-	-	-
Interest taxes paid	-	-	-

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown, and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of February 28, 2009, Everton has a working capital deficiency, has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Everton recorded $250 per month for the fair value of management fees provided by a director of Everton as a contribution to capital.

The related party loan is comprised of $43,194 due to a director of Everton, which is non-interest bearing, unsecured, and has no specific terms for repayment.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We conducted research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

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

Milestones

     Everton completed Phase 1A exploration stage on the property in August 2008 and was advised by Madman Mining, its consultant, that "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped."  Our management is looking for new business opportunities, which may include a change of control of the Company.

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

     The landing site for the helicopter was beside an old cabin in a flat area at approximately 551390E 5630890N 2100 m zone 10. The afternoon of the 30th was spent walking southeast of the cabin along the road. A number of trenches were found along the road cut but no exposed outcrops of Jade were observed. The road however switch backed between the serpentine of the Permian and older Shulaps Ultramafic complex on the west and the metamorphosed argillaceous sediments of the Mississippian to Jurassic age Bridge River Complex on the east. The ultramafic complex is light green to black with variable degrees of hardness. The Bridge River complex is dark brown to rusty red with obvious sedimentary layering. The contact between the two units is typically buried by overburden but can be identified to within 5 m.

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

     During the period of December 1, 2008 through February 28, 2009, no activity was conducted on the property.

     Since inception, Maryna Bilynska, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 to February 28, 2009 was $43,194.

Liquidity and Capital Resources

     We do not have sufficient cash to operate for the next 12 months. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     As of February 28, 2009, our total assets were $8,365 and our total liabilities were $48,760.

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

Changes in Internal Controls

    We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

Use of Proceeds

     On August, 2008, we completed our public offering of shares of common stock. SEC File No. 333-138995. There was no underwriter involved in our public offering. We sold 501,000 shares of common stock and raised $50,100. Since completing our public offering, we spent the proceeds as follows:

Everton Capital Corporation
Use of Proceeds
February 28, 2009

Bank service charge	548
Stock transfer	11,839
Project advance	10,000
Office	2,892
Legal/Accounting	16,142
Rent	6,263
Total	47,683

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2009.

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