Form 10-Q
period 2009-05-31
EVERTON CAPITAL CORP
filed 2009-07-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53511

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

603, Unit 3, DongFeng South Road, NaShiLiJu 34,
ChaoYang District, Beijing, China 100016
Address of principal executive offices, including zip code.)

01 391 146 5973 (PRC)
(631) 458-0540 (USA)
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,501,000 as of July 13, 2009

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	As of May 31,	As of August 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$27,180
Prepaid Expenses	-	7,500

Total current assets	-	34,680

TOTAL ASSETS	$-	$34,680

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$-	$9,530
Related party loan	-	43,194

Total current liabilities	-	52,724

COMMITMENT	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.00001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.00001 par value; 100,000,000 shares authorized; 5,501,000 shares issued and outstanding	55	55
Additional paid in capital	105,111	51,595
Deficit accumulated during the pre-exploration stage	(105,166)	(69,694)

Total stockholders' equity (deficit)	-	(18,044)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$34,680

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					Period from May 10, 2006
	For the three month periods ended		For the nine month periods ended		(inception) through
	May 31,		May 31,		May 31,
	2009	2008	2009	2008	2009

Expenses
General and administrative expenses	$11,610	$6,859	$35,342	$42,074	$100,124
Interest expense	-	641	130	4,912	5,042

Operating loss	(11,610)	(7,500)	(35,472)	(46,986)	(105,166)

Net loss	$(11,610)	$(7,500)	$(35,472)	$(46,986)	$(105,166)

Weighted average number of shares outstanding	5,501,000	5,026,087	5,501,000	5,008,759	N/A

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	N/A

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 10, 2006
	For the nine month periods ended		(inception) through
	May 31,		May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(35,472)	$(46,986)	$(105,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred offering costs	-	12,500	12,500
Imputed consulting expense	1,750	2,250	8,750
Imputed rent expense	-	2,250	7,000
Imputed interest	-	4,912	4,912
Changes in
Prepaid Expenses	7,500	-	-
Accounts payable and accrued liabilities	(1418)	9,507	(9,300)

Net cash used in operating activities	(27,640)	(15,567)	(81,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,000	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	460	15,482	43,654

Net cash provided by financing activities	460	25,482	81,304

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(27,180)	9,915	-

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	27,180	58	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$-	$9,973	$-

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Contribution by former officer	$1,750	$4,500	$15,750
Liabilities assumed by former officer	$51,766	$-	$51,766

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from May 10, 2006 (Inception) to May 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash	5,000,000	$50	$-	$-	$50

Contribution by officer	-	-	2,000	-	2,000

Net loss for the period	-	-	-	(9,373)	(9,373)

Balance, as at August 31, 2006	5,000,000	50	2,000	(9,373)	(7,323)

Contribution by officer	-	-	6,000	-	6,000

Net loss for the period	-	-	-	(15,773)	(15,773)

Balance, as at August 31, 2007	5,000,000	50	8,000	(25,146)	(17,096)

Common stock issued for cash	501,000	5	50,095	-	50,100

Contribution by officer	-	-	6,000	-	6,000

Deferred Offering Costs	-	-	(12,500)	-	(12,500)

Net loss for the period	-	-	-	(44,548)	(44,548)

Balance, as at August 31, 2008	5,501,000	55	51,595	(69,694)	(18,044)

Contribution by former officer	-	-	1,750	-	1,750

Liabilities assumed by former officer	-	-	51,766	-	51,766

Net loss for the period	-	-	-	(35,472)	(35,472)

Balance, as at May 31, 2009	5,501,000	$55	$105,111	$(105,166)	$-

See accompanying notes to financial statements

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION

Everton Capital Corporation (“Everton” or “Company”) was incorporated in Nevada on May 10, 2006 and is in the exploration stage. Everton acquired a mineral property in British Columbia and has recently determined that this property contains reserves that are not economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of Everton’s interest in the underlying property, the ability of Everton to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.  The Company was advised by Madman Mining, its consultant, that "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped." The Company’s management is evaluating options, including looking for new business opportunities, which may include a change of control of the Company.

Pursuant to a Majority Stock Purchase Agreement (MSPA) dated April 23, 2009, the Company’s former majority stockholder and officer sold to an individual 5,000,000 shares of the Company’s common stock, for $25,000; former majority stockholder agreed to assume and be liable for any and all liabilities and obligations of Everton that were occurred prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of a total of 5,501,000 shares issued and outstanding, or 90.89%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Everton have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with Everton’s audited 2008 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Everton’s 2008 annual financial statements have been omitted.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

Not-for-Profit Entities: Mergers and Acquisitions

In April 2009, the FASB issued SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions". SFAS No. 164 provides guidance on accounting for a combination of not-for-profit entities, which is a transaction or other event that results in a not-for-profit entity initially recognizing another not-for-profit entity, a business, or a non-profit activity in its financial statements. It is effective for financial statements issued for fiscal years beginning after December 15, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.

Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning on or after December 15, 2008.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of May 31, 2009, Everton has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern is dependent upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Pursuant to the MSPA dated April 23, 2009, the former majority shareholder is liable for accounts payable and accrued liabilities of $8,236 that was occurred prior to closing of the stock purchase.

NOTE 5 – RELATED PARTY TRANSACTIONS

Prior to completion of the MSPA, Everton recorded $250 per month for the fair value of management fees provided by a director of Everton as a contribution to capital. Total service contribution amounted to $1,750 and $4,500 (includes management fees and rent contributions) for the nine month periods ended May 31, 2009 and 2008 respectively.

The related party loan was comprised of $43,654 due to a former director of Everton at the date of stock purchase, which was non-interest bearing, unsecured, and had no specific terms for repayment.  Pursuant to the MSPA dated April 23, 2009, the former majority shareholder, director and officer assumed this liability.

 NOTE 6 – STOCKHOLDERS’ EQUITY

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

EVERTON CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

On April 23, 2009, pursuant to the MSPA, Company’s former majority stockholder and officer sold  an individual 5,000,000 shares of the Company’s common stock, for $25,000; former majority stockholder agreed to assume and be liable for any and all liabilities and obligations of Everton that were occurred prior to closing of the stock purchase (See notes 4 & 5). Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of a total of 5,501,000 shares  issued and outstanding, or 90.89%.

No new shares have been issued during the three and nine month periods ended May 31, 2009.

In the nine months ended May 31, 2008, Everton sold 100,000 shares of common stock for $10,000 cash.

NOTE 7 – COMMITMENT

Consulting Agreement

In April 2009, the Company entered into a consulting agreement with the former officer to provide part time assistance and advice on business operations. The service hours, in no event, will exceed more than two hours per month.  The Company in consideration of service will pay $100 per hour to the consultant as compensation. The agreement will be in effect for six months after the acceptance by the Company.

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

Milestones

Everton completed Phase 1A exploration stage on the property in August 2008 and was advised by Madman Mining, its consultant, that "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped."  Our management is examining various options, including looking for new business opportunities, which may include a change of control of the Company.

On April 23, 2009, the Company’s former majority stockholder sold to an individual 5,000,000 shares of the Company’s common stock for aggregate cash consideration equal to $25,000 pursuant to a Majority Stock Purchase Agreement (MSPA); former majority stockholder agreed to assume and be liable for any and all liabilities and obligations of Everton occurred prior to the stock purchase transaction. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of a total of 5,501,000 shares  issued and outstanding, or approximately 90.89%.

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

In the event we create a wholly owned subsidiary corporation, we estimate the costs to be approximately $10,000.  Of which, $2,500 for incorporation, $5,000 for an audit, $100 for transferring the title to the property, $500 for the registered agent fee, and up to $1,900 for potential taxes. These expenses are predicated upon the discovery of mineralized material. There is no assurance mineralized material will ever be discovered.

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

Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended by our consultant that no further exploration be conducted on this project and that the project should be dropped.

During the period of December 1, 2008 through May 31, 2009, no activity was conducted on the property.

Since inception to the time of the sale of her shares, our former sole officer and director, has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by that officer and director from inception on May 10, 2006 to May 31, 2009 was $43,654.

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

Our former sole officer and director loaned us money for our operations as needed prior to consummation of the Majority Stock Purchase Agreement dated April 23, 2009. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

On April 23, 2009, Ms. Bilynska sold all her 5,000,000 shares to an individual for aggregate cash consideration of $25,000.  Ms. Bilynska assumed all the liabilities and obligation that were occurred prior to the stock purchase transaction.

As of May 31, 2009, our total assets and our total liabilities were $0.

Recent accounting pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

Not-for-Profit Entities: Mergers and Acquisitions

In April 2009, the FASB issued SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions". SFAS No. 164 provides guidance on accounting for a combination of not-for-profit entities, which is a transaction or other event that results in a not-for-profit entity initially recognizing another not-for-profit entity, a business, or a non-profit activity in its financial statements. It is effective for financial statements issued for fiscal years beginning after December 15, 2009.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.

Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  EITF 07-03 is effective for fiscal years beginning on or after December 15, 2008.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

As of May 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the quarter ended May 31, 2009, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information

None.

Item 6.  Exhibits

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th   day of July, 2009.

EVERTON CAPITAL CORPORATION
(Registrant)

BY:	/s/ Jonathan Woo
Jonathan Woo
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