Form 10-K
period 2009-08-31
EVERTON CAPITAL CORP
filed 2009-11-27
CIK 1382219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 000-53511

EVERTON CAPITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

603, Unit 3, DongFeng South Road, NaShiLiJu 34,
ChaoYang District, Beijing, China 100016
 (Address of Principal Executive Offices) (Zip Code)

01 391 146 5973 (PRC)
(631) 458-0540 (USA)
(Registrant's telephone number, including area code)

Copies to:
Robert Newman, Esq.
The Newman Law Firm, PLLC
14 Wall Street, 20th Floor
New York, NY  10005
Tel. (212) 227-7422   Fax. (212) 202-6055

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2009: $0.00

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EVERTON CAPITAL CORPORATION

(AN EXPLORATION STAGE COMPANY)
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

ITEM 1.      BUSINESS

General

We were incorporated in the State of Nevada on May 9, 2006. We are an exploration stage company, but currently the Company’s management is evaluating options, including looking for new business opportunities, which may include a change of control of the Company. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at 603, Unit 3, DongFeng South Road, NaShiLiJu 34, ChaoYang District, Beijing, China 100016. Our telephone numbers are 01-391-146-5973 (PRC) and 631-458-0540 (US).

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

Background

In May 2006, Maryna Bilynska, our former president, acquired one mineral property in trust for us, containing one mining claim in British Columbia, Canada. The property was staked by Lloyd Brewer. Mr. Brewer was paid $2,500 to stake the claims. Mr. Brewer is a staking agent located in Vancouver British Columbia.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Ms. Bilynska paid Mr. Brewer $2,500 to stake the claims. The claims were transferred to Ms. Bilynska. The claim was recorded in Ms. Bilynska’s name to avoid paying additional fees. Ms. Bilynska did not provide us with a signed or executed bill of sale in our favor. Ms. Bilynska was to issue a bill of sale to a subsidiary corporation to be formed by us should economically recoverable mineralized material have been discovered on the property. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company’s property was one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

The claims were mining leases issued pursuant to the British Columbia Mineral Act. The lease had exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The lease included the right to use the surface for all operations reasonably related to the exploration operations. There were no native land claims that affected title to the property.

Claims

The following was the tenure number, claim, date of recording and expiration date of the claim:

		Number of	Date of
Claim No.	Document Description	Cells	Expiration
521315	Jade Mine	9	January 18, 2009

The claims were for approximately 460 acres.

In order to maintain the claims Ms. Bilynska had to pay a fee of CDN$100 per year per claim. Ms. Bilynska could have renewed the claim indefinitely.  The property was selected because Mr. Brewer advised us that jade was discovered on an other property nearby. No technical information was used to select the property.

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
Smithers
Prince George
PROPERTY LOCATION
Bella Coola
Williams Lake
Pacific Ocean
Kamloops
Kelowna
Vancouver
Cranbrook
Trail
Victoria
U.S.A.
0
200km
400km
Scale 1" - 100 miles
EVERTON CAPITAL CORPORATION
SHULAPS JADE PROJECT
LOCATION MAP
May08
FIGURE 1

Map 2

Birkenhead Zone
True North
122° 16' 20"W

0m 1000m 2000m

- Project Boundary
- Contour Interval = 20m
- Contour Interval = 100m
- Roads
- Rivers & Creeks
- Mineral Showings

EVERTON CAPITAL CORPORATION

SHULAPS JADE PROJECT

CLAIM & TOPOGRAPHY MAP

FIGURE 2

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

Slopes within the property area are moderate to steep throughout the property. Areas within the property that are above the 6,800 foot level are above the tree line and vegetation is limited to alpine grass, lichen and moss. Vegetation below this level consists primarily of stunted sub-alpine fir and pine trees

The local climate features warm summers having an average mean summer temperature of 60oF and cold winters having an average mean winter temperature of -5oF. The Shulaps Jade area is fairly dry in the summer and a heavy snow pack is present through the winter months. The average yearly precipitation (rain) as calculated from a 30-year period is 30 inches. A snow pack of approximately ten feet begins to accumulate in mid November and lingers in places into mid May. The recommended field season for initial phases of exploration is from mid May to early November. Drilling can be carried out on a year-round basis with the aid of a bulldozer, or other snow removal equipment, to keep access roads snow-free although it would be more practical and cost effective to conduct all exploration and development of the zone to the snow-free period of the year.

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

History of Previous Work

     There was no evidence of previous exploration of the property.

Our Proposed Exploration Program

We were prospecting for jade. Our target was mineralized material. Our success depended upon finding economically recoverable mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  Upon commencement, we did not know if we would have found mineralized material. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intended to implement an exploration program which consisted of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Ms. Bilynska determined where drilling would occur on the property in consultation with the consultant. Ms. Bilynska did not receive fees, salary, or other compensation for her services. The samples were to be tested to determine if mineralized material were located on the property.

Competitive Factors

The jade mining industry is fragmented. We competed with other exploration companies looking for jade. We were one of the smallest exploration companies in existence. We were an infinitely small participant in the jade mining market. While we competed with other exploration companies, there was no competition for the exploration or removal or mineral from the property. Readily available jade markets exist in Canada and around the world for the sale of jade. Therefore, we would have been able to sell any jade that we were able to recover.

Regulations

Our mineral exploration program was subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We were also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. Compliance with these rules and regulations did not adversely affect our operations.

Environmental Law

We were also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We were responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Employees

We intended to use the services of subcontractors for manual labor exploration work on our properties. Ms. Bilynska handled our administrative duties. Because our former sole officer and director was inexperienced with exploration, she hired independent contractors to perform the surveying of the property. We cannot determine at this time the precise number of people we will retain in employ of the Company.

Employees and Employment Agreements

We have one employee, Jonathan Woo, our sole officer and director. Mr. Woo devotes approximately 10% of his time or four hours per week to our operations. Mr. Woo does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.

Recent Developments

Everton has recently determined that this property contains reserves that are not economically recoverable. The recoverability of amounts from the property was dependent upon the discovery of economically recoverable reserves, confirmation of Everton’s interest in the underlying property, the ability of Everton to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.  The Company was advised by Madman Mining, its consultant, that "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped." The Company’s management is evaluating options, including looking for new business opportunities, which may include a change of control of the Company.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on October 23, 2008 under the symbol “EVCP”. However, during the fiscal year ended August 31, 2009, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 6/1/09 to 8/31/09	$0.00	$0.00
Third Quarter: 3/1/09 to 5/31/09	$0.00	$0.00
Second Quarter: 12/1/08 to 2/28 /09	$0.00	$0.00
First Quarter: 9/1/08 to 11/30/08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 6/1/08 to 8/31/08	$0.00	$0.00
Third Quarter: 3/1/08 to 5/31/08	$0.00	$0.00
Second Quarter: 10/1/07 to 2/29/08	$0.00	$0.00
First Quarter: 7/1/07 to 9/30/07	$0.00	$0.00

Holders

On August 31, 2009, we had 47 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather plan to reinvest earnings, if any, in our business operations.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Use of Proceeds

On August, 2008, we completed our public offering of shares of common stock. SEC File No. 333-138995, effective December 18, 2007. There was no underwriter involved in our public offering. We sold 501,000 shares of common stock and raised $50,100. Since completing our public offering, we spent the proceeds as follows:

Everton Capital Corporation
Use of Proceeds
August 31, 2009

Bank service charge	548
Stock transfer	11,839
Project advance	10,000
Office	2,892
Legal/Accounting	16,142
Rent	6,263
Working Capital	2,417
TOTAL	50,100

ITEM 6.      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.   The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Annual Report we will refer to Everton Capital Corporation  as "Everton," the "Company," "we," "us," and "our."

 Plan of Operation

We are a start-up, exploration stage corporation, but currently the Company’s management is evaluating options, including looking for new business opportunities, which may include a change in control of the Company. We have not yet generated or realized any revenues from our business operations.

In May 2006, Maryna Bilynska, our former president, acquired one mineral property in trust for us, containing one mining claim in British Columbia, Canada. The property was staked by Lloyd Brewer. Mr. Brewer was paid $2,500 to stake the claims. Mr. Brewer is a staking agent located in Vancouver British Columbia.

We conducted research in the form of exploration of the property. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

There is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. If we can’t or don’t raise more money, we will cease operations.  We do not intend to hire additional employees at this time. We are not going to buy or sell any plant or significant equipment during the next twelve months

Milestones

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

On April 23, 2009, the Company’s former majority stockholder sold an individual 5,000,000 shares of the Company’s common stock for $25,000 pursuant to a Majority Stock Purchase Agreement (MSPA); former majority stockholder agreed to assume and be liable for any and all liabilities and obligations of Everton occurred prior to the stock purchase transaction. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares  issued and outstanding, or approximately 90.89%.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

From Inception on May 10, 2006

The Shulaps jade project is located approximately 25 kilometers from Lillooet, southwestern British Columbia. The jade project is on the southeastern extension of the Shulaps Range just north of Carpenter Lake. Access to the property is reached by gravel road along the Yalakom River. A turn off just past La Rochelle Creek leads to the head waters Hell Creek, the location of Jade project. Access to the project can also be reached by helicopter, 20 min flight one way.

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

Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, Madman recommended that no further exploration be conducted on this project and that the project should be dropped.

During the period of December 1, 2008 through August 31, 2009, no activity was conducted on the property.

Since inception, Maryna Bilynska, our former sole officer and director paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 to August 31, 2009 was $43,654.

 Liquidity and Capital Resources

We do not have sufficient cash to operate for the next 12 months. The Company’s management is currently evaluating options, including looking for new business opportunities, which may include a change of control of the Company.

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

In July 2006, we issued 5,000,000 shares of common stock to Maryna Bilynska, our sole officer and director, pursuant the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50.

In August, 2008, we completed our public offering by selling 501,000 shares of common stock and raising $50,100.

On April 23, 2009, Ms. Bilynska sold her 5,000,000 shares to an individual for $25,000.  Ms. Bilynska assumed all the liabilities and obligation that occurred prior to the stock purchase transaction.

Recent accounting pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended August 31, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 25, 2009.

 In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. The Company does not believe the adoption of this FSP will have an impact on its financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, together with the report thereon, of Everton Capital Corporation,  as listed under Item 15 appear in a separate section of this report beginning on page F-1

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 23, 2009, the Company dismissed Malone & Bailey, PC (“Malone & Bailey”) as its principal independent public accountant, and engaged Goldman Parks Kurland Mohidin, LLP (“GPKM”) as its new principal independent accountant. This decision was approved by the Board of Directors of the Company. Malone & Bailey audited the Registrant’s financial statements from May 9, 2006 (inception) through February 28, 2009.

During the Company’s two most recent fiscal years and any subsequent interim period through April 23, 2009, there have been no disagreements or reportable events with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused them to make reference thereto in their reports on the financial statements for such year. Malone & Bailey’s report on the Company’s financial statements for the Company’s two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles except that Malone & Bailey’s report on the financial statements of the Company as of and for the year ended August 31, 2008 contained a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that Everton will continue as a going concern. As discussed in Note 3 to the financial statements, Everton has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Registrant’s most recent two fiscal years, as well as the subsequent interim period through the April 23, 2009, Malone & Bailey did not advise the Company of any of the matters identified in Item 304(a)(1)(v)(A) - (D) of Regulation S-K.

During the Registrant’s two most recent fiscal years and the interim period ended April 23, 2009, the Company has not consulted with GPKM regarding any matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A (T).    CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

 The following report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act or the Exchange Act.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

An evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of August 31, 2009, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. We do not have a nominating committee or a compensation committee. We do have an audit committee and disclosure committee.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Jonathan Woo	30	president, principal executive officer, treasurer
		principal financial officer, principal accounting officer
		and the sole member of the board of directors.

603, Unit 3, DongFeng South Road, NaShiLiJu 34,
ChaoYang District, Beijing, China 100016

Effective on April 23, 2009, the Board of Directors (the "Board") appointed Jonathan Woo as a director of the Company and accepted the resignation of Maryna Bilynska as Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and director of the Company. Ms. Bilynska resigned in order to pursue other interests and did not indicate that her resignation was a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The board appointed Mr. Woo as the Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.

Mr. Woo is 30 years old and has been an independent business consultant advising companies in strategic development and corporate communications since 2006. From 2004 to 2005 he worked as a deputy director at the GanSu Municipal Government in charge of administrative and corporate liaison. From 1998 to 2003, he was an information services officer at the Chinese military academy. During the same period, he received a Bachelor’s degree in computer information systems from the Chinese College of Higher Education distance program.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics has been filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2009 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

			Failures
			To File a
Name and principal	Late	Not Timely	Required
position	Reports	Reported	Form

Jonathan Woo President	0	0	1

ITEM 11.      EXECUTIVE COMPENSATION

As a “Smaller Reporting Company,” the we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth the compensation paid by us from inception on November 8, 2006 through our fiscal year end, August 31, 2009, for our former and current sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Maryna Bilynska	2009	0	0	0	0	0	0	0	0
Former President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Jonathan Woo	2009	0	0	0	0	0	0	0	0
President

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

Change-In-Control Agreements

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control.

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2008 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2009 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Compensation of Directors

The following table sets forth the compensation paid by us for our 2009 fiscal year end, to our former and current sole director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.  Our directors do not receive any compensation for serving as members of the board of directors. We do not maintain a medical, dental or retirement benefits plan for the directors.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Maryna Bilynska	0	0	0	0	0	0	0
Jonathan Woo	0	0	0	0	0	0	0

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August, 31, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The percentage of ownership set forth below is based on 5,501,000 shares of our common stock issued and outstanding as of August, 31, 2009.

	Direct Amount of		Percent
Name of Beneficial Owner	Ownership	Position	of Class
Jonathan Woo	5,000,000	President, Principal Executive Officer,	90.89%
		Secretary, Treasurer, Principal Financial
		Officer, Principal Accounting Officer and
		sole Director

All Officers and Directors as a	5,000,000		90.89%
Group (1 Person)

Securities authorized for issuance under equity compensation plans.

     We have no equity compensation plans.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation SK) during the fiscal year ended August 31, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$2,500	Goldman Parks Kurland Mohidin, LLP
2009	$0	Malone & Bailey, P.C.
2008	$15,000	Malone & Bailey, P.C.
2007	$10,000	Malone & Bailey, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Goldman Parks Kurland Mohidin, LLP
2009	$0	Malone & Bailey, P.C.
2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Goldman Parks Kurland Mohidin, LLP
2009	$0	Malone & Bailey, P.C.
2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Goldman Parks Kurland Mohidin, LLP
2009	$0	Malone & Bailey, P.C.
2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

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

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)                        Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

 (a)(2)                        Financial Statement Schedules:

Not applicable.

(b)           Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(c)                        Financial Statement Schedules

Not applicable.

Everton Capital Corporation
(An Exploration Stage Company)
For the Years Ended August 31, 2009, and 2008

Contents

Page

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements:

Balance Sheets as of August 31, 2009 and 2008	F-4

Statements of Expenses
for the years ended August 31, 2009 and 2008	F-5

Statements of Cash Flows for the years ended
August 31, 2009 and 2008	F-6

Statement of Stockholders' Deficit for the years ended
August 31, 2009 and 2008	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Everton Capital Corporation
Beijing, China

We have audited the accompanying balance sheet of Everton Capital Corporation (an exploration stage company) (the “Company”) as of August 31, 2009, and the related statements of expenses, stockholders’ deficit and cash flows for the year then ended.  The statements of expenses, stockholders’ deficit and cash flows included in the cumulative information from inception (May 10, 2006) to August 31, 2008 have been audited by other auditors whose report is presented separately in the Company’s 10-K filing.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended.  Further, in our opinion, based on our audit and the report of other auditors’ as referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows for the period from inception (May 10, 2006) to August 31, 2009 in  conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has an accumulated deficit of $109,916 as of August 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Goldman Parks Kurland Mohidin

Encino, California

November 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Everton Capital Corporation
Beijing, China

We have audited the accompanying consolidated balance sheet of Everton Capital Corporation as of August 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and the period from May 10, 2006 (inception) through August 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everton Capital Corporation as of December 31, 2007 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

November 24, 2008

Everton Capital Corporation
(An Exploration Stage Company)
BALANCE SHEETS

	As of August 31,	As of August 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$27,180
Prepaid Expenses	-	7,500

Total current assets	-	34,680

TOTAL ASSETS	$-	$34,680

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$4,750	$9,530
Related party loan	-	43,194

Total current liabilities	4,750	52,724

COMMITMENT	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.00001 par value; 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.00001 par value; 100,000,000 shares
authorized; 5,501,000 shares issued and outstanding	55	55
Additional paid in capital	105,111	51,595
Deficit accumulated during the exploration stage	(109,916)	(69,694)

Total stockholders' (deficit)	(4,750)	(18,044)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$34,680

The accompanying notes are an integral part of these financial statements.

Everton Capital Corporation
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

			From May 10, 2006
	Year ended		(inception) through
	August 31,		August 31,
	2009	2008	2009

Expenses
General and administrative expenses	$40,092	$39,636	$104,874
Interest expense	130	4,912	5,042

Operating loss	(40,222)	(44,548)	(109,916)

Net loss	$(40,222)	$(44,548)	$(109,916)

Weighted average number of shares outstanding	5,501,000	5,081,569	N/A

Basic and diluted net loss per share	$(0.01)	$(0.01)	N/A

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			From May 10, 2006
	Year ended		(inception) through
	August 31,		August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(40,222)	$(44,548)	$(109,916)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred offering costs	-	-	12,500
Imputed consulting expense	1,750	3,000	8,750
Imputed rent expense	-	3,000	7,000
Imputed interest	-	-	4,912
Changes in
Prepaid Expenses	7,500	(7,500)	-
Accounts payable and accrued liabilities	3,332	7,588	(4,550)

Net cash used in operating activities	(27,640)	(38,460)	(81,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	50,100	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	460	15,482	43,654

Net cash provided by financing activities	460	65,582	81,304

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(27,180)	27,122	-

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	27,180	58	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$-	$27,180	$-

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Contribution by former officer	$1,750	$4,500	$15,750
Liabilities assumed by former officer	$51,766	$-	$51,766

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
From May 10, 2006 (Inception) to August 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total

Common stock issued for cash	5,000,000	$50	$-	$-	$50

Contribution by officer	-	-	2,000	-	2,000

Net loss for the period	-	-	-	(9,373)	(9,373)

Balance, at August 31, 2006	5,000,000	50	2,000	(9,373)	(7,323)

Contribution by officer	-	-	6,000	-	6,000

Net loss for the period	-	-	-	(15,773)	(15,773)

Balance, at August 31, 2007	5,000,000	50	8,000	(25,146)	(17,096)

Common stock issued for cash	501,000	5	50,095	-	50,100

Contribution by officer	-	-	6,000	-	6,000

Deferred Offering Costs	-	-	(12,500)	-	(12,500)

Net loss for the period	-	-	-	(44,548)	(44,548)

Balance, at August 31, 2008	5,501,000	55	51,595	(69,694)	(18,044)

Contribution by former officer	-	-	1,750	-	1,750

Liabilities assumed by former officer	-	-	51,766	-	51,766

Net loss for the period	-	-	-	(40,222)	(40,222)

Balance, at August 31, 2009	5,501,000	$55	$105,111	$(109,916)	$(4,750)

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended August 31, 2009, and 2008

  NOTE 1 – ORGANIZATION

Everton Capital Corporation (“Everton” or “Company”) was incorporated in Nevada on May 10, 2006 and is in the exploration stage. Everton acquired a mineral property in British Columbia and has determined that the property contains reserves that are economically recoverable. The recoverability of amounts from the property depend upon the discovery of economically recoverable reserves, confirmation of Everton’s interest in the underlying property, ability to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Pursuant to a Majority Stock Purchase Agreement (MSPA) dated April 23, 2009, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock, for $25,000; former majority stockholder agreed to assume and be liable for any and all liabilities and obligations of Everton that were occurred prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares  issued and outstanding, or 90.89%.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

 The preparation of these financial statements in conformity with United States Generally Accepted Accounting Principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At August 31, 2009 and 2008, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended August 31, 2009, and 2008

 Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company's operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the years ended August 31, 2009 and 2008, the Company had no dilutive securities.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” codified in FASB ASC Financial Instruments, Topic 825, requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” codified in FASB ASC Financial Instruments, Topic 820. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
☐
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
 As of August 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended August 31, 2009, and 2008

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended August 31, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 25, 2009.

 In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. The Company does not believe the adoption of this FSP will have an impact on its financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended August 31, 2009, and 2008

In April 2009, FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

 NOTE 3 - GOING CONCERN

 These financial statements were prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of August 31, 2009, Everton has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern depends upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

 NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Pursuant to the MSPA dated April 23, 2009, the former majority shareholder is liable for accounts payable and accrued liabilities of $8,236 that occurred prior to closing of the stock purchase. This was recorded as a contribution to capital.

At August 31, 2009 and 2008, accounts payable and accrued liabilities mainly consisted of payables for audit, accounting and accrued consulting expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

 Prior to completion of the MSPA, Everton recorded $250 per month for the fair value of management fees provided by a director of Everton as a contribution to capital. Total service contribution was $1,750 and $6,000 (includes management fees and rent contributions) for the years ended August 31, 2009 and 2008 respectively.

The related party loan was comprised of $43,654 due to a former director of Everton at the date of stock purchase, which was non-interest bearing, unsecured, and had no specific terms for repayment.  Pursuant to the MSPA dated April 23, 2009, the former majority shareholder, director and officer assumed this liability, with Everton crediting this amount to additional paid in capital.

NOTE 6 – STOCKHOLDERS’ EQUITY

On July 6, 2006 Everton issued 5,000,000 common founder shares to the President of Everton for $50, or $0.0001 per share.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended August 31, 2009, and 2008

During fiscal 2008, Everton issued 501,000 shares to 46 investors for $50,100 at $0.10 per share. Everton paid $12,500 as part of the offering of common stock and going public. These costs were recorded as a reduction of proceeds from the fiscal 2008 capital raise.

On April 23, 2009, pursuant to the MSPA, Company’s former majority stockholder and officer sold  an individual 5,000,000 shares of the Company’s common stock, for $25,000; former majority stockholder agreed to assume and be liable for any and all liabilities and obligations of Everton that occurred prior to closing of the stock purchase (See notes 4 & 5). Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of  5,501,000 shares  issued and outstanding, or 90.89%.

No new shares have been issued during the year ended August 31, 2009.

NOTE 7 - INCOME TAXES

The significant components of Everton’s deferred tax assets are as follows:

	2009	2008
Deferred Tax Assets
Non-capital loss carry forward	$13,675	$8,148
Less: valuation allowance for deferred tax asset	(13,675)	(8,148)
	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. Everton has a valuation allowance of 100% against all available income tax loss carry forwards.

No provision for income taxes was provided in these financial statements due to the net loss. At August 31, 2009, Everton has net operating loss carry forwards, which expire in 2026 through 2029, totaling approximately $94,000, the benefit of which was not recorded in the financial statements.

NOTE 8 – COMMITMENT

Consulting Agreement

In April 2009, the Company entered into a consulting agreement with the former officer to provide part time assistance and advice on business operations. The service hours, in no event, will exceed two per month.  The Company in consideration of service will pay $100 per hour to the consultant as compensation. The agreement will be in effect for six months after the acceptance by the Company.  No consulting expense incurred since April 2009 through August 31, 2009.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERTON CAPITAL CORPORATION

Date: November 27, 2009	BY:	/s/ Jonathan Woo
Jonathan Woo, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and sole member of the
Board of Directors.

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	11-29-06	3.1

3.2	Bylaws.	SB-2	11-29-06	3.2

4.1	Specimen Stock Certificate.	SB-2	11-29-06	4.1

10.1	Jade Claim.	SB-2	11-29-06	10.1

10.2	Trust Agreement.	SB-2	11-29-06	10.2

14.1	Code of Ethics.	10-K	12-01-08	14.1

16.1	Letter from Malone & Bailey, Dated April 23, 2009	8-K	4-24-09	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Audit Committee Charter.	10-K	12-01-08	99.1

99.2	Disclosure Committee Charter.	10-K	12-01-08	99.2