Form 10-Q
period 2009-11-30
EVERTON CAPITAL CORP
filed 2010-01-12
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53511

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

603, Unit 3, DongFeng South Road, NaShiLiJu 34, ChaoYang District, Beijing, China	100016
(Address of principal executive offices)	(Zip Code)

01 391 146 5973 (PRC) (631) 458-0540 (USA)
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,501,000 shares as of January 8, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	August 31,
	2009 (Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$9,500	$4,750

Total current liabilities	$9,500	$4,750

COMMITMENT

STOCKHOLDERS' DEFICIT
Preferred stock, $.00001 par value; 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.00001 par value; 100,000,000 shares
authorized; 5,501,000 shares issued and outstanding	55	55
Additional paid in capital	105,111	105,111
Deficit accumulated during the exploration stage	(114,666)	(109,916)

Total stockholders' deficit	(9,500)	(4,750)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

			Period from May 10, 2006
	Three months ended		(inception) through
	November 30,		November 30,
	2009	2008	2009

Expenses
General and administrative expenses	$4,750	$10,406	$109,624
Interest expense	-	89	5,042

Operating loss	(4,750)	(10,495)	(114,666)

Net loss	$(4,750)	$(10,495)	$(114,666)

Weighted average number of shares outstanding	5,501,000	5,297,553	N/A

Basic and diluted net loss per share	$(0.00)	$(0.00)	N/A

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Period from May 10, 2006
	Three months ended		(inception) through
	November 30,		November 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(4,750)	$(10,495)	$(114,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred offering costs	-	-	12,500
Imputed consulting expense	-	750	8,750
Imputed rent expense	-	-	7,000
Imputed interest	-	-	4,912
Changes in
Accounts payable and accrued liabilities	4,750	(7,673)	200

Net cash used in operating activities	-	(17,418)	(81,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	-	-	43,654

Net cash provided by financing activities	-	-	81,304

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	-	(17,418)	-

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	27,180	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$-	$9,762	$-

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Contribution by former officer	$-	$-	$15,750
Liabilities assumed by former officer	$-	$-	$51,766

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 (Unaudited) and August 31, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Everton Capital Corporation (“Everton” or “Company”) was incorporated in Nevada on May 10, 2006 and is in the exploration stage. Currently, the Company’s management is evaluating options, including looking for new business opportunities which may include a change of control in the Company. Everton acquired a mineral property in British Columbia and determined the property contained reserves that were economically recoverable. The recoverability of amounts from the property depended upon the discovery of economically recoverable reserves, confirmation of Everton’s interest in the underlying property, ability to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Pursuant to a Majority Stock Purchase Agreement (MSPA) dated April 23, 2009, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock for $25,000; the former majority stockholder assumed any and all liabilities and obligations of Everton that existed prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares issued and outstanding, or 90.89%.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At November 30, 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company's operations are calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the three months ended November 30, 2009 and 2008, the Company had no dilutive securities.

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

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” codified in FASB ASC Financial Instruments, Topic 820. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of November 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended August 31, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through January 7, 2010.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. The adoption of this FSP had no impact on its financial condition, results of operations or cash flows.

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

NOTE 3. GOING CONCERN

These financial statements were prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of November 30, 2009, Everton has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern depends upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Pursuant to the MSPA dated April 23, 2009, the former majority shareholder is liable for accounts payable and accrued liabilities of $8,236 that occurred prior to closing of the stock purchase. This was recorded as a contribution to capital.

At November 30, 2009 and August 31, 2009, accounts payable and accrued liabilities mainly consisted of payables for audit, accounting and accrued consulting expenses.

NOTE 5. STOCKHOLDERS’ EQUITY

On July 6, 2006, Everton issued 5,000,000 common founder shares to the President of Everton for $50, or $0.0001 per share.

During fiscal 2008, Everton issued 501,000 shares to 46 investors for $50,100 at $0.10 per share. Everton paid $12,500 as part of the offering of common stock and going public. These costs were recorded as a reduction of proceeds from the fiscal 2008 capital raise.

On April 23, 2009, pursuant to the MSPA, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock for $25,000; the former majority stockholder assumed any and all liabilities and obligations of Everton that occurred prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares issued and outstanding, or 90.89%.

NOTE 6. INCOME TAXES

The significant components of Everton’s deferred tax assets are as follows:

	2009	2008
Deferred Tax Assets
Non-capital loss carry forward	$1,615	$3,568
Less: valuation allowance for deferred tax asset	(1,615)	(3,568)
	$-	$-

The amount taken into income as deferred tax assets reflects that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. Everton has a valuation allowance of 100% against all available income tax loss carry forwards.

No provision for income taxes was provided in these financial statements due to the net loss. At November 30, 2009, Everton has net operating loss carry forwards, which expire in 2026 through 2029, of approximately $98,700, the benefit of which was not recorded in the financial statements.

NOTE 7. COMMITMENT

Consulting Agreement

In April 2009, the Company entered into a consulting agreement with the former officer to provide part time assistance and advice on business operations. The service hours, in no event, will exceed two per month.  The Company in consideration of service will pay $100 per hour to the consultant as compensation. The agreement will be in effect for six months after the acceptance by the Company.  No consulting expense incurred since April 2009 through November 30, 2009.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to Everton Capital Corporation as "Everton," the "Company," "we," "us," and "our."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Milestones

Everton completed Phase 1A exploration stage on the property in August 2008 and was advised by Madman Mining, its consultant, that, "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped."  Our management is looking for new business opportunities, which may include a change of control of the Company.

On April 23, 2009, the Company’s former majority stockholder sold an individual 5,000,000 shares of the Company’s common stock for $25,000 pursuant to a Majority Stock Purchase Agreement (MSPA); the former majority stockholder assumed any and all liabilities and obligations of Everton that occurred prior to the stock purchase transaction. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares  issued and outstanding, or approximately 90.89%.

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

Results of Operations

From Inception on May 10, 2006

The Shulaps jade project is located approximately 25 kilometers from Lillooet, southwestern British Columbia. The jade project is on the southeastern extension of the Shulaps Range just north of Carpenter Lake. Access to the property is reached by gravel road along the Yalakom River. A turn off just past La Rochelle Creek leads to the head waters of Hell Creek, the location of Jade project. Access to the project can also be reached by helicopter, a 20 minute flight one way.

In August 2008, we obtained samples from the property and identified the location of Jade outcrops.

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

During the period of December 1, 2008 through November 30, 2009, no activity was conducted on the property.

Since inception, Maryna Bilynska, our former sole officer and director paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 through the date of selling her 5,000,000 shares of the Company’s common stock pursuant to a MSPA was $43,654.

Liquidity and Capital Resources

We do not have sufficient cash to operate for the next 12 months. The Company’s management is currently evaluating options, including looking for new business opportunities, which may include a change of control of the Company.

Our former sole officer and director loaned us money for our operations as needed prior to consummation of the Majority Stock Purchase Agreement dated April 23, 2009. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of the date of this report, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

In July 2006, we issued 5,000,000 shares of common stock to Maryna Bilynska, our sole officer and director, pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $50.

In August 2008, we completed our public offering by selling 501,000 shares of common stock and raising $50,100.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the year ended August 31, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through January 7, 2010.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. The adoption of this FSP had no impact on its financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of November 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2008, we completed our public offering of shares of common stock under our Form SB-2 registration statement (SEC File No. 333-138995, effective December 18, 2007). There was no underwriter involved in our public offering. We sold 501,000 shares of common stock and raised $50,100.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERTON CAPITAL CORPORATION (Registrant)

	By:	/s/ Jonathan Woo
Date: January 11, 2010		Jonathan Woo President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.