Form 10-Q
period 2010-02-28
EVERTON CAPITAL CORP
filed 2010-04-13
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53511

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

__________________________________________________________________________________ (Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,501,000 shares of common stock outstanding as of April 5, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	As of February 28,	As of August 31,
	2010 (Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,725	$-

TOTAL ASSETS	$2,725	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$11,250	$4,750
Loan payable	5,015	$-

Total current liabilities	16,265	4,750

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, $.00001 par value; 100,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.00001 par value; 100,000,000 shares
authorized; 5,501,000 shares issued and outstanding	55	55
Additional paid in capital	105,111	105,111
Deficit accumulated during the pre-exploration stage	(118,706)	(109,916)

Total stockholders' deficit	(13,540)	(4,750)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,725	$-

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

	Six Months Ended February 28,		Three Months Ended February 28,		Period from May 10, 2006 (inception) Through February 28,
	2010	2009	2010	2009	2010

Expenses
General and administrative expenses	$8,790	$23,851	$4,040	$13,355	$113,664
Interest expense	-	-	-	-	5,042

Operating loss	(8,790)	(23,851)	(4,040)	(13,355)	(118,706)

Net loss	$(8,790)	$(23,851)	$(4,040)	$(13,355)	$(118,706)

Weighted average number of shares outstanding	5,501,000	5,501,000	5,501,000	5,501,000	N/A

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,		Period from May 10, 2006 (inception) Through February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(8,790)	$(23,851)	$(118,706)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred offering costs	-	-	12,500
Imputed consulting expense	-	1,500	8,750
Imputed rent expense	-	-	7,000
Imputed interest	-	-	4,912
Changes in
Accounts payable and accrued liabilities	6,500	(3,964)	1,950

Net cash used in operating activities	(2,290)	(26,315)	(83,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	5,015		5,015
Proceeds from issuance of common stock	-	-	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	-	-	43,654

Net cash provided by financing activities	5,015	-	86,319

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	2,725	(26,315)	2,725

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	27,180	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$2,725	$865	$2,725

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Contribution by former officer	$-	$-	$15,750
Liabilities assumed by former officer	$-	$-	$51,766

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010 (Unaudited) and August 31, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Everton Capital Corporation (“Everton” or “Company”) was incorporated in Nevada on May 10, 2006, and is in the exploration stage. Currently, the Company’s management is evaluating options, including looking for new business opportunities, which may include a change of control in the Company. Everton acquired a mineral property in British Columbia and determined the property contained reserves that were economically recoverable. The recoverability of amounts from the property depended upon the discovery of economically recoverable reserves, confirmation of Everton’s interest in the underlying property, ability to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At February 28, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company's operations are calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the six and three months ended February 28, 2010 and 2009, the Company had no dilutive securities.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.  ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of February 28, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in these Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

NOTE 3. GOING CONCERN

These financial statements were prepared on a going concern basis, which implies Everton will continue to meet its obligations and continue its operations for the next fiscal year. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Everton be unable to continue as a going concern. As of February 28, 2010, Everton has not generated revenues and has accumulated losses since inception. The continuation of Everton as a going concern depends upon the continued financial support from its shareholders, the ability of Everton to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Everton’s management currently has no formal plan in place to address this concern but considers that Everton will be able to obtain additional funds by equity financing and/or related party advances. However, there is no assurance of additional funding being available. These factors raise substantial doubt regarding Everton’s ability to continue as a going concern.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Pursuant to the MSPA dated April 23, 2009, the former majority shareholder is liable for accounts payable and accrued liabilities of $8,236 that occurred prior to closing of the stock purchase. This was recorded as a contribution to capital.

At February 28, 2010, 2009 and August 31, 2009, accounts payable and accrued liabilities mainly consisted of payables for audit, accounting and accrued consulting expenses.

NOTE 5. LOAN PAYABLE

Loan payable represented short term cash advance from a third party for paying the Company’s operating expenses.  The loan payable was interest-free, no collateral and payable upon demand.

NOTE 6. STOCKHOLDERS’ EQUITY

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

NOTE 7. INCOME TAXES

The significant components of Everton’s deferred tax assets are as follows:

	February 28, 2010	August 31, 2009
Deferred Tax Assets
Non-capital loss carry forward	$16,664	$13,675
Less: valuation allowance for deferred tax asset	(16,664)	(13,675)
	$-	$-

The amount taken into income as deferred tax assets reflects that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. Everton has a valuation allowance of 100% against all available income tax loss carry forwards.

No provision for income taxes was provided in these financial statements due to the net loss. At February 28, 2010, Everton has net operating loss carry forwards, which expire in 2026 through 2030, of approximately $103,000, the benefit of which was not recorded in the financial statements.

NOTE 8. COMMITMENTS

Consulting Agreement

In April 2009, the Company entered into a consulting agreement with the former officer to provide part time assistance and advice on business operations. The service hours, in no event, will exceed two per month.  The Company in consideration of service will pay $100 per hour to the consultant as compensation. The agreement will be in effect for six months after the acceptance by the Company.  No consulting expense incurred since April 2009 through February 28, 2010.

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

In May 2006, Maryna Bilynska, our former president, acquired one mineral property in trust for us, containing one mining claim in British Columbia, Canada. The property was staked by Lloyd Brewer. Mr. Brewer was paid $2,500 to stake the claims. Mr. Brewer is a staking agent located in Vancouver, British Columbia.

We conducted research in the form of exploration of the property. An exploration stage corporation is one engaged in the search for mineral deposits or reserves that are not in either the development or production stage.

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

Milestones

Everton completed Phase 1A exploration stage on the property in August 2008 and was advised by Madman Mining, its consultant, that, “Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped.”  Our management is looking for new business opportunities, which may include a change of control of the Company.

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

Results of Operations

From Inception on May 10, 2006

The Shulaps jade project is located approximately 25 kilometers from Lillooet, southwestern British Columbia. The Jade project is on the southeastern extension of the Shulaps Range just north of Carpenter Lake. Access to the property is reached by gravel road along the Yalakom River. A turnoff just past La Rochelle Creek leads to the headwaters of Hell Creek, the location of the Jade project. Access to the project can also be reached by helicopter, a 20-minute flight one-way.

In August 2008, we obtained samples from the property and identified the location of Jade outcrops.

The landing site for the helicopter was beside an old cabin in a flat area at approximately 551390E 5630890N 2100 m zone 10. The afternoon of the 30th was spent walking southeast of the cabin along the road. A number of trenches were found along the road cut but no exposed outcrops of Jade were observed. The road, however, switch backed between the serpentine of the Permian and older Shulaps Ultramafic complex on the west and the metamorphosed argillaceous sediments of the Mississippian to Jurassic age Bridge River Complex on the east. The ultramafic complex is light green to black with variable degrees of hardness. The Bridge River complex is dark brown to rusty red with obvious sedimentary layering. The contact between the two units is typically buried by overburden but can be identified to within five meters.

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

During the period of December 1, 2008 through February 28, 2010, no activity was conducted on the property.

Since inception, Maryna Bilynska, our former sole officer and director paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006, through the date of selling her 5,000,000 shares of the Company’s common stock pursuant to the MSPA was $43,654.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in the Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of February 28, 2010.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERTON CAPITAL CORPORATION (Registrant)

Date: April 12, 2010	By:	/s/ Jonathan Woo
Jonathan Woo
Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer and Chief Financial Officer