Form 10-Q
period 2010-05-31
CleanTech Innovations, Inc.
filed 2010-07-15
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53511

EVERTON CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industrial Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

(86) 0410-6129922 (PRC)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 13, 2010, the registrant had 19,130,000 shares of common stock, $.00001 par value, issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q is being filed to show the financial results for Everton Capital Corporation for the quarterly period ended May 31, 2010.

Because we changed our name and completed a share exchange with our operating subsidiary after the close of our last quarter covered by this filing, please note the following:

1. This Form 10-Q does not reflect the consolidated financial statements of Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”), our operating company in China, with whom we merged with on July 2, 2010;

2. This Form 10-Q does not reflect the change of our name to CleanTech Innovations, Inc. (“CleanTech”), which occurred on June 18, 2010;

3. This Form 10-Q does not reflect the 8-for-1 forward stock split of CleanTech's common stock, effective July 2, 2010; and

4. This Form 10-Q does not reflect the change in CleanTech's fiscal year end from August to December.

In order to review the most recent description of CleanTech’s current business and the combined financial reporting of CleanTech and Creative Bellows, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2010.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTON CAPITAL CORPORATION
 (An Exploration Stage Company)
BALANCE SHEETS

	As of May 31,	As of August 31,
	2010 (Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,725	$-

TOTAL ASSETS	$2,725	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$15,250	$4,750
Loan payable	5,015	-

Total current liabilities	20,265	4,750

COMMITMENT

STOCKHOLDERS' DEFICIT
Preferred stock, $.00001 par value; 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.00001 par value; 100,000,000 shares authorized; 5,501,000 shares issued and outstanding	55	55
Additional paid in capital	105,111	105,111
Deficit accumulated during the pre-exploration stage	(122,706)	(109,916)

Total stockholders' deficit	(17,540)	(4,750)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,725	$-

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

					Period from May 10, 2006
	Nine Months Ended		Three Months Ended		(inception) Through
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010

Expenses
General and administrative expenses	$12,790	$35,342	$4,000	$11,610	$117,664
Interest expense	-	130	-	-	5,042

Operating loss	(12,790)	(35,472)	(4,000)	(11,610)	(122,706)

Net loss	$(12,790)	$(35,472)	$(4,000)	$(11,610)	$(122,706)

Weighted average number of shares outstanding	5,501,000	5,501,000	5,501,000	5,501,000	N/A

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	N/A

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Period from May 10, 2006
	Nine Months Ended		(inception) Through
	May 31,		May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(12,790)	$(35,472)	$(122,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred offering costs	-	-	12,500
Imputed consulting expense	-	1,750	8,750
Imputed rent expense	-	-	7,000
Imputed interest	-	-	4,912
Changes in
Prepaid Expenses	-	7,500
Accounts payable and accrued liabilities	10,500	(1,418)	5,950

Net cash used in operating activities	(2,290)	(27,640)	(83,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	5,015		5,015
Proceeds from issuance of common stock	-	-	50,150
Payment of deferred offering costs	-	-	(12,500)
Increase in related party loan	-	460	43,654

Net cash provided by financing activities	5,015	460	86,319

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	2,725	(27,180)	2,725

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	27,180	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$2,725	$-	$2,725

Supplemental Cash flow data:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Contribution by former officer	$-	$1,750	$15,750
Liabilities assumed by former officer	$-	$51,766	$51,766

The accompanying notes are an integral part of these financial statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited) and August 31, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Everton Capital Corporation (“Everton” or the “Company”) was incorporated in Nevada on May 9, 2006, and is in the exploration stage. The Company acquired a mineral property in British Columbia and determined the property contained reserves that were economically recoverable. The recoverability of amounts from the property depended upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, ability to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Pursuant to a Majority Stock Purchase Agreement (MSPA) dated April 23, 2009, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock for $25,000; the former majority stockholder assumed any and all liabilities and obligations of the Company that existed prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares issued and outstanding, or 90.89%.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these financial statements in conformity with United States Generally Accepted Accounting Principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity (deficit). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At May 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company's operations are calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited) and August 31, 2009

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to basic net income (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. For the nine and three months ended May 31, 2010 and 2009, the Company had no dilutive securities.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.  ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of May 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in these Notes to the Financial Statements.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited) and August 31, 2009

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

NOTE 3. GOING CONCERN

These financial statements were prepared on a going concern basis, which assumes the Company will continue to meet its obligations and continue its operations for the next fiscal year. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of May 31, 2010, the Company has not generated revenues and has accumulated losses since inception. The continuation of the Company as a going concern depends upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company raised $10 million on July 12, 2010, through a private placement offering. See Note 8.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Pursuant to the MSPA dated April 23, 2009, the former majority shareholder is liable for accounts payable and accrued liabilities of $8,236 that occurred prior to closing of the stock purchase. This was recorded as a contribution to capital.

At May 31, 2010 and August 31, 2009, accounts payable and accrued liabilities mainly consisted of payables for audit, accounting and accrued consulting expenses.

NOTE 5. LOAN PAYABLE

Loan payable represented short term cash advance from a third party for paying the Company’s operating expenses.  The loan payable was interest-free, no collateral and payable upon demand.

NOTE 6. STOCKHOLDERS’ EQUITY

On July 6, 2006, the Company issued 5,000,000 common founder shares to the President of the Company for $50, or $0.00001 per share.

During fiscal 2008, the Company issued 501,000 shares to 46 investors for $50,100 at $0.10 per share. The Company paid $12,500 as part of the offering of common stock and going public. These costs were recorded as a reduction of proceeds from the fiscal 2008 capital raise.

EVERTON CAPITAL CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 (Unaudited) and August 31, 2009

On April 23, 2009, pursuant to the MSPA, the Company’s former majority stockholder and officer sold an individual 5,000,000 shares of the Company’s common stock for $25,000; the former majority stockholder assumed any and all liabilities and obligations of the Company that occurred prior to closing of the stock purchase. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owns 5,000,000 shares of the Company’s common stock out of 5,501,000 shares issued and outstanding, or 90.89%.

NOTE 7. INCOME TAXES

The significant components of the Company’s deferred tax assets are as follows:

	May 31, 2010 (Unaudited)	August 31, 2009
Deferred tax assets
Non-capital loss carry forward	$18,024	$13,675
Less: valuation allowance for deferred tax asset	(18,024)	(13,675)
	$-	$-

The amount taken into income as deferred tax assets reflects that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has a valuation allowance of 100% against all available income tax loss carry forwards.

No provision for income taxes was provided in these financial statements due to the net loss. At May 31, 2010, the Company has net operating loss carry forwards, which expire in 2026 through 2030, of approximately $107,000, the benefit of which was not recorded in the financial statements.

NOTE 8. SUBSEQUENT EVENTS

On June 18, 2010, the Company, changed its name from Everton Capital Corporation to CleanTech Innovations, Inc. and authorized an 8-for-1 forward split of its common stock, effective July 2, 2010. Simultaneously, the Company changed its year end from August to December.

On July 2, 2010, the Company signed a share exchange agreement with Liaoning Creative Bellows Co., Ltd. and subsidiary (“Creative Bellows”), whereby the Company issued the shareholders of Creative Bellows 15,122,000 shares in the Company. Concurrent with the share exchange agreement, the Company’s principal shareholder cancelled 40,000,000 shares of the Company’s common stock for $40,000. The cancelled shares were retired. The Company had 4,008,000 shares outstanding after the cancellation. The shareholders of Creative Bellows ended up owning 79.05% of the 19,130,000 total shares outstanding of the Company after giving effect to the share exchange agreement. The transaction will be accounted for as a recapitalization of the Company and not as a business combination. Since the Company has no operations, no pro forma information is presented. The financial statements of Creative Bellows for the years ended December 31, 2009 and 2008 and for the three months ended March 31, 2010 and 2009 are included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2010.

On July 12, 2010, the Company completed a closing of a private placement offering of Units (as defined below) pursuant to which the Company sold an aggregate of 3,333,333 Units at an offering price of $3.00 per Unit for aggregate gross proceeds of $10,000,000. Each “Unit” consisted of one share of the Company’s common stock and a three-year warrant to purchase 15% of one share of the Company’s common stock at an exercise price of $3.00 per share. The warrants are immediately exercisable, expire on the third anniversary of their issuance, and entitle the purchasers of the Units, in the aggregate, to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company also issued warrants to purchase 333,333 shares of common stock to the placement agents in the offering.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to Everton Capital Corporation as “Everton,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We are a start-up, exploration stage corporation.  We have not yet generated or realized any revenues from our business operations.

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

Milestones

We completed Phase 1A exploration stage on the property in August 2008 and were advised by Madman Mining, our consultant, that, "Due to the shattered nature of the jade/nephrite material present (due to previous blasting), and the numerous amount of inclusions (of talc) within the matrix of the jade itself, it is recommended that no further exploration be conducted on this project and that the project should be dropped."  Our management is looking for new business opportunities, which may include a change of control of the Company.

On April 23, 2009, the Company’s former majority stockholder sold an individual 5,000,000 shares of the Company’s common stock for $25,000 pursuant to a Majority Stock Purchase Agreement (MSPA); the former majority stockholder assumed any and all liabilities and obligations of the Company that occurred prior to the stock purchase transaction. Pursuant to the terms of the MSPA and effective as of the closing of the transactions contemplated by the MSPA, the new shareholder owned 5,000,000 shares of the Company’s common stock out of 5,501,000 shares  issued and outstanding, or approximately 90.89%.

On June 18, 2010,  we changed our name from Everton Capital Corporation to CleanTech Innovations, Inc. and authorized an 8-for-1 forward split of our common stock, effective July 2, 2010. Simultaneously, we changed our year end from August to December.

On July 2, 2010, the Company signed a share exchange agreement with Liaoning Creative Bellows Co., Ltd. and subsidiary (“Creative Bellows”), whereby the Company issued the shareholders of Creative Bellows 15,122,000 shares in the Company. Concurrent with the share exchange agreement, the Company’s principal shareholder cancelled 40,000,000 shares of the Company’s common stock for $40,000. The cancelled shares were retired. The Company had 4,008,000 shares outstanding after the cancellation. The shareholders of Creative Bellows ended up owning 79.05% of the 19,130,000 total shares outstanding of the Company after giving effect to the share exchange agreement. The transaction will be accounted for as a recapitalization of the Company and not as a business combination. Since the Company has no operations, no pro forma information is presented.

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

Results of Operations

From Inception on May 10, 2006

The Shulaps jade project is located approximately 25 kilometers from Lillooet, southwestern British Columbia. The jade project is on the southeastern extension of the Shulaps Range just north of Carpenter Lake. Access to the property is reached by gravel road along the Yalakom River. A turnoff just past La Rochelle Creek leads to the head waters of Hell Creek, the location of the jade project. Access to the project can also be reached by helicopter, a 20 minute flight one way.

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

During the period of December 1, 2008 through May 31, 2010, no activity was conducted on the property.

Since inception, Maryna Bilynska, our former sole officer and director, paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Ms. Bilynska from inception on May 10, 2006 through the date of selling her 5,000,000 shares of the Company’s common stock pursuant to the MSPA was $43,654.

Liquidity and Capital Resources

We do not have sufficient cash to operate for the next 12 months.  Our former sole officer and director loaned us money for our operations as needed prior to consummation of the Majority Stock Purchase Agreement dated April 23, 2009. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Financial Statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERTON CAPITAL CORPORATION
(Registrant)

Date: July 15, 2010	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer