Form 10-Q
period 2010-09-30
CleanTech Innovations, Inc.
filed 2010-11-03
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53511

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

(86) 0410-6129922
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,463,322 shares of common stock outstanding as of November 1, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$397,876	$1,295,145
Restricted cash	1,344,235	-
Accounts receivable	11,056,451	1,320,899
Other receivables and deposits	2,471,361	550,469
Retentions receivable	2,000,807	57,088
Advance to suppliers	270,719	11,245
Inventories	1,029,778	169,707
Notes receivable	89,538	-

Total current assets	18,660,765	3,404,553

NON CURRENT ASSETS:
Long term investment	89,538	87,872
Retentions receivable	832,152	63,234
Prepayments	313,308	254,940
Construction in progress	997,194	2,326,460
Property and equipment, net	6,699,289	52,864
Intangible assets	3,623,595	3,536,894

Total non current assets	12,555,076	6,322,264

TOTAL ASSETS	$31,215,841	$9,726,817

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,116,853	$518,392
Other payables and accrued liabilities	400,541	747,759
Unearned revenue	239,617	202,812
Short term loans	3,969,498	3,221,932
Taxes payable	1,835,777	466,593

Total current liabilities	10,562,286	5,157,488

Long term payable, net of unamortized interest	1,167,848	-

Total Liabilities	11,730,134	5,157,488

CONTIGENCY AND COMMITMENT

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 22,463,322 and 15,122,000 shares issued and outstanding as of September 30, 2010, and December 31, 2009, respectively	224	151
Paid in capital	11,976,664	358,939
Statutory reserve fund	697,665	393,578
Accumulated other comprehensive income	684,977	289,383
Retained earnings	6,126,177	3,527,278

Total stockholders' equity	19,485,707	4,569,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,215,841	$9,726,817

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$14,739,702	$978,623	$13,056,465	$706,228
Cost of goods sold	10,519,685	478,343	9,324,522	318,407

Gross profit	4,220,017	500,280	3,731,943	387,821

Operating expenses
Selling	207,756	15,190	100,321	7,814
General and administrative	804,446	226,446	440,053	100,953

Total operating expenses	1,012,202	241,636	540,374	108,767

Income from operations	3,207,815	258,644	3,191,569	279,054

Non-operating income (expense)
Interest income	5,436	410	2,088	157
Subsidy income	1,009,940	211,788	2,644	33,820
Other expenses	(59,258)	(315)	(15,797)	(170)
Interest expense	(264,162)	(75,672)	(50,576)	(59,217)

Total non-operating income (loss)	691,956	136,211	(61,641)	(25,410)

Income before income tax	3,899,771	394,855	3,129,928	253,644
Income tax expense	(996,785)	(98,714)	(808,059)	(62,109)

Net Income	2,902,986	296,141	2,321,869	191,535
Foreign currency translation	395,594	3,362	351,325	2,191

Comprehensive Income	$3,298,580	$299,503	$2,673,194	$193,726

Basic weighted average shares outstanding	17,447,008	15,122,000	22,021,207	15,122,000

Diluted weighted average shares outstanding	17,609,141	15,122,000	22,502,319	15,122,000

Basic earnings per share	$0.17	$0.02	$0.11	$0.01

Diluted earnings per share	$0.16	$0.02	$0.10	$0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,902,986	$296,141
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	150,344	56,997
Stock options expense	90,007	-
(Increase) decrease in current assets:
Accounts receivable	(9,625,524)	(636,464)
Retentions receivable	(2,668,267)	(39,926)
Other receivables and deposits	(1,880,785)	(1,406,736)
Advance to suppliers	(255,235)	(19,042)
Prepayment	(52,702)	(257,768)
Note receivable	(22,331)	-
Inventories	(843,547)	(339,603)
Restricted cash	(1,323,360)	-
Increase (decrease) in current liabilities:
Accounts payable	3,532,902	189,496
Other payables and accrued liabilities	(710,668)	190,746
Unearned revenue	32,447	172,729
Taxes payable	1,339,210	121,901

Net cash used in operating activities	(9,334,523)	(1,671,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(876,207)	(195,698)
Acquisition of property & equipment	(2,081,322)	(27,598)
Acquisition of intangible assets	(74,988)	-
Long term investment	-	(87,821)

Net cash used in investing activities	(3,032,517)	(311,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution by shareholders	2,426,287	-
Issuance of common stock	8,253,471	-
Proceeds from short term loans	9,473,013	2,195,518
Repayment of short term loans	(8,797,218)	-

Net cash provided by financing activities	11,355,553	2,195,518

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	114,218	118

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(897,269)	212,990

CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,295,145	25,855

CASH & EQUIVALENTS, END OF PERIOD	$397,876	$238,845

Supplemental Cash flow data:
Income tax paid	$869,186	$-
Interest paid	$264,162	$75,672

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CleanTech Innovations, Inc., formerly known as Everton Capital Corporation (the “Company” or “CleanTech”), was incorporated on May 9, 2006, in the State of Nevada. Through its wholly owned operating subsidiaries in China,  the Company designs, manufactures, tests and sells structural towers for on-land and off-shore wind turbines and manufactures patented, specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels.

The Company authorized an 8-for-1 forward split of its common stock effective July 2, 2010. Prior to the forward split, CleanTech had 5,501,000 shares of common stock outstanding, and, after giving effect to the forward split, CleanTech had 44,008,000 shares of common stock outstanding. The effect of the forward stock split was retroactively reflected for all periods presented.

On July 2, 2010, the Company signed a share exchange agreement with Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) and the shareholders of Creative Bellows, whereby the Creative Bellows’ shareholders received 15,122,000 shares in CleanTech. Concurrent with the share exchange agreement, CleanTech’s principal shareholder cancelled 40,000,000 shares in CleanTech for $40,000, which was charged to additional paid in capital. The $40,000 payment reflected the fair value of the shares in the pre-acquisition company, which was a non-operating public shell with no trading market for its common stock. The cancelled shares were retired and, for accounting purposes, the shares were treated as not having been outstanding for any period presented. CleanTech had 4,008,000 shares outstanding after the cancellation of the shares. After giving effect to the foregoing transactions, the shareholders of Creative Bellows owned 79.05% of the 19,130,000 shares outstanding of CleanTech. Simultaneously with the share exchange agreement, CleanTech changed its year end from August to December. For accounting purposes, the transaction is being accounted for as a recapitalization of Creative Bellows as the Creative Bellows’ shareholders own the majority of the shares outstanding and will exercise significant influence over the operating and financial policies of the consolidated entity.

Prior to the acquisition of Creative Bellows, CleanTech was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro-forma information is not presented.

Creative Bellows was incorporated in Liaoning Province, People’s Republic of China (“PRC”) on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, three individual shareholders, who were also the shareholders of Creative Bellows, established Liaoning Creative Wind Power Equipment Co., Ltd (“Creative Wind Power”). At the end of 2009, the three shareholders transferred all of their shares to Creative Bellows at cost; as a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind towers components designed and manufactured by Creative Bellows.

These unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2009. The results for the nine and three months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of a percentage of sales deposited by the Company into its bank accounts according to contract terms and which serves as a contract execution and product delivery guarantee. The restriction is released upon customer acceptance of the product. As of September 30, 2010 and December 31, 2009, the Company had restricted cash of $1,344,235 and $0, respectively.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company did not have any allowances for bad debts at September 30, 2010 (unaudited) and December 31, 2009.

At September 30, 2010 and December 31, 2009, the Company had retentions receivable for product quality assurance of $2,832,959 and $120,322, respectively. The retention rate generally was 10% of the sales price with a term of one to two years, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issue with respect to the retention receivables.

Inventories

The Company’s inventories are valued at the lower of cost or market with cost determined on a weighted average basis. The Company compares the cost of inventories with the market value and allowance is made to write down the inventories to their market value, if lower.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for substantially all assets with 5% salvage value and estimated lives as follows:

Building	40	Years
Machinery	5 – 15	Years
Vehicle	5	Years
Office Equipment	5	Years

Land Use Rights

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. The customer is responsible for installation and integration of our component products into their end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of the product.

The Company's standard payment terms generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due upon reaching certain milestones in the manufacturing process and 30% is due upon customer inspection and acceptance of the product, which customers normally complete within one to two weeks after delivery. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty period, which can be up to 24 months from the customer acceptance date. The final 10% of the purchase price is recognized as revenue upon customer acceptance of the product. Payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer.

Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). The Company’s products sold and services provided in the PRC are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Warranties

The Company offers a warranty to its customers on its products for up to 24 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and, as of September 30, 2010, has yet to incur any warranty expense. The Company has implemented a stringent set of internal manufacturing protocols to ensure product quality beginning at the time raw materials are received into our facilities up to the final inspection at the time products are shipped to the customer. However, the Company will monitor warranty claims and accrue for warranty expense accordingly, using ASC Topic 450 to account for our standard warranty.

The Company provides its warranty to all customers and does not consider it an additional service; rather, the warranty is considered an integral part of the product’s sale. There is no general right of return indicated in the contracts or purchase orders. If a product under warranty is defective or malfunctioning, the Company is responsible for fixing it or replacing it with a new product. The Company’s products are the only deliverables.

The Company provides after-sales services at a charge after expiration of the warranty period. Such revenue is recognized when service is provided.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, labor costs and related overhead, which are directly attributable to the products and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Research and Development

Research and development costs are related primarily to the Company’s development and testing of its new technologies that are used in the manufacturing of bellows-related products. Research and development costs are expensed as incurred. For the nine months ended September 30, 2010 and 2009, research and development was immaterial. For the three months ended September 30, 2010 and 2009, research and development was immaterial. Research and development was included in general and administrative expenses.

Subsidy Income

Subsidy income is a Science and Technology Support Grant from Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract businesses with high-tech products to such zone. The grant was without any conditions and restrictions, not required to be repaid and was exempt from income tax in 2008. From 2009, subsidy income is subject to statutory income tax. The grant is determined based on the investment made by the Company, its floor space occupied in such zone, and certain taxes paid by the Company. For the nine months ended September 30, 2010 and 2009, the subsidy income was $1,009,940 and $211,788, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following table presents a reconciliation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,902,986	$296,141	$2,321,869	$191,535

Weighted average shares outstanding - basic	17,447,008	15,122,000	22,021,207	15,122,000
Effect of dilutive securities:
Unexercised warrants and options	162,133	-	481,112	-
Weighted average shares outstanding - diluted	17,609,141	15,122,000	22,502,319	15,122,000

Earnings per share - basic	$0.17	$0.02	$0.11	$0.01
Earnings per share - diluted	$0.16	$0.02	$0.10	$0.01

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effects of the following transactions during the nine months ended September 30, 2010:

i.	Conversion from construction in progress to property, plant and equipment of $2,228,273;
ii.	Contribution of property, plant and equipment of $822,707 by the shareholders (See Note 19); and
iii.	Acquisition of building by assumption of debt of $1,528,326 (See Note 16).

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is RMB, which is translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations.

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2010 and 2009 included net income and foreign currency translation adjustments.

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

Management determined that all of its product lines – wind towers, bellows expansion joints and pressure vessels – constituted a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business: the design and manufacture of highly engineered clean technology metal components for heavy industry. The manufacturing processes for each of our products, principally the rolling and welding of raw steel materials, make use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, who utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, solely for the purpose of marketing and selling our wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

As a result, management views the Company’s business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded the Company had one reportable segment in accordance with ASC 280 because (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have and should continue to converge.

Following is a summary of sales by products for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Revenues from product lines
Bellows expansion joints and related	$1,099,643	$671,982
Pressure vessels	44,293	306,641
Wind towers	13,595,766	-
	$14,739,702	$978,623

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	Three Months Ended September 30,
	2010	2009
Revenues from product lines
Bellows expansion joints and related	$446,989	$608,637
Pressure vessels	-	97,591
Wind towers	12,609,476	-
	$13,056,465	$706,228

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3. ADVANCE TO SUPPLIERS

Advance to suppliers is prepayment to suppliers for raw material purchases.

4. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at September 30, 2010 and December 31, 2009:

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	2010	2009
Short term advance to third parties	$1,961,923	$254,243
Deposits for bidding	457,168	271,236
Deposits for patent	-	22,261
Other	52,270	2,729
Total	$2,471,361	$550,469

The short term advance to third parties is interest free and due within one year.

5. INVENTORIES

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Raw material	$765,552	$131,988
Finished goods	165,754	6,416
Work in process	98,472	31,303
Total	$1,029,778	$169,707

6. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from them in lieu of the payments for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of their obligations or to get cash from third parties. Most of the Commercial Notes have a maturity of less than six months. At September 30, 2010 and December 31, 2009, the Company had notes receivable of $89,538 and $0, respectively, and there were no notes discounted.

7. LONG TERM INVESTMENT

On June 10, 2009, Creative Bellows entered into an investment with a Credit Union and purchased 600,000 Credit Union shares for $89,538. As a result, Creative Bellows became a 0.57% shareholder of the Credit Union. The Company accounted for this investment using the cost method. There was no significant impairment of investment as at September 30, 2010 and December 31, 2009.

8. PREPAYMENT – NONCURRENT

Prepayment mainly represented prepaid land occupancy fee to the inhabitants of the land as a result of the Company’s planned future use of the land for constructing a manufacturing plant. Currently, the Company amortizes prepaid rental over a period of 40 years according to the terms of the lease agreement.

9. CONSTRUCTION IN PROGRESS

Construction in progress represented the amount paid for construction of the auxiliary facility of the Phase II project of the wind tower manufacturing plant for which the Company is responsible. The total estimated cost of construction is $3.58 million, of which $2.99 million is for the cost of workshop and $0.59 million for the ancillary construction. As of September 30, 2010, the Company has paid approximately $1.00 million.

The Company’s construction project is divided into two phases. The first phase, for the bellows expansion joints manufacturing plant, was completed in 2009 and assets were capitalized appropriately. The second phase, for the wind tower manufacturing plant, was assigned initially to a contractor with prepayment of $2.24 million as of March 31, 2010. The Company subsequently cancelled the contract with the original contractor and received its money back from the contractor on April 30, 2010. The Company then reassigned the second phase of the construction project, which is comprised mainly of a production workshop and related facilities, to the local government. By assigning the contract to the local government, the Company had no need to make any advance payment, but is committed to pay approximately $1.8 million in construction cost to the local government when the Company starts using the plant. However, under the terms of the agreement with the local government, the Company can pay the project cost evenly in five installments within five years (See Note 16). The Company started using the plant on August 30, 2010, and recorded the cost of construction as a long term payable from the commencement date of use. Originally, the Company was required to make its first payment in October 2010; the cost of construction was unsettled, however, and the first payment date was postponed.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

10. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Building	$5,109,348	$-
Equipment	1,621,898	35,687
Vehicle	19,400	4,394
Office equipment	47,095	15,032
Total	6,797,741	55,113
Accumulated depreciation	(98,452)	(2,249)
Net value	$6,699,289	$52,864

Depreciation for the nine months ended September 30, 2010 and 2009, was $94,667 and $746, respectively; depreciation for the three months ended September 30, 2010 and 2009, was $46,756 and $509, respectively.

11. INTANGIBLE ASSETS

Intangible assets consisted of land use right and patent. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

Intangible assets as of September 30, 2010 and December 31, 2009, were as follows:

	2010	2009
Land use right	$3,770,317	$3,640,028
Patent	14,923	-
Less: Accumulated amortization	(161,645)	(103,134)
Net	$3,623,595	$3,536,894

Amortization expense of intangible assets for the nine and three months ended September 30, 2010, was $55,677 and $18,659, and for the nine and three months ended September 30, 2009, was $56,251 and $19,485, respectively. At September 30, 2010, annual amortization for the next five years was expected to be as follows:

2011	2012	2013	2014	2015	Thereafter

$77,200	$77,200	$77,200	$77,200	$77,200	$3,238,000

12. OTHER PAYABLES AND ACCRUED LIABILITY

Other payables as at September 30, 2010, mainly consisted of outside labor, accrued payroll in the aggregate amount of $40,063, and the current portion of construction cost payable of $360,478 (See Note 16).

As at December 31, 2009, other payables include unsecured and non-interest bearing short term loans from third parties.

13. UNEARNED REVENUE

Unearned revenue represents cash collected for products not yet accepted by customers at the balance sheet date.

14. SHORT TERM LOANS

On June 2, 2009, the Company borrowed $1,398,931 and $809,907 from two Credit Unions. Both of the loans bore interest of 10.459% with maturity dates on May 26, 2010. These loans were not subject to any covenants and were paid in full in August 2010.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

On December 31, 2009, the Company borrowed $957,163 and $73,629 from two Credit Unions. Both of the loans bore interest of 9.558% with maturity dates on May 26, 2010. These loans were not subject to any covenants and were paid in full in August 2010.

All the above loans were collateralized by the Company’s land use right, one of its buildings and other long-lived assets.

In February and March 2010, the Company borrowed $5,565,156 from a bank. The short term loan bore interest of 4.425%. On March 18, 2010, the Company repaid the loan. This loan was collateralized by one of the Company’s buildings and its land use right.

On May 27, 2010, the Company borrowed $387,997 with interest of 5.346% from a bank. The maturity date is November 24, 2010. The loan is collateralized by raw material inventory and the personal guarantee of the Company’s CEO together with a third party’s guarantee.

On September 13, 2010, the Company borrowed $1,716,136, $895,375 and $969,990 from three different Credit Unions, respectively. All of the loans bore interest of 7.2% with maturity dates on September 12, 2011. These loans were collateralized by one of the Company’s buildings and its land use right.

15. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Value added	$1,026,342	$142,957
Income	809,119	267,324
Land use	-	55,343
Other	316	969
Total	$1,835,777	$466,593

16. LONG TERM PAYABLE

On September 21, 2009, the Company entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base (“LSVPB”), to build a plant for the Company. LSVPB is responsible for the construction of the main body of the plant and the Company is responsible for the construction of certain infrastructure for the plant, including plumbing, heating and electrical systems. The plant has an estimated area of 8,947 square meters with construction costs estimated at RMB 1,350 ($200) per square meter. The final cost of construction will be determined based on actual square meters built.

LSVPB is responsible for hiring a qualified construction team according to the Company’s approved design and the Company must approve any material changes to the design during construction. LSVPB is also responsible for site survey, quality supervision and completion of inspection, and transfer of all construction completion records to the Company. Upon completion of its ownership registration, the Company is required to pledge the plant as collateral for payment by the Company to LSVPB of approximately $1,802,391 (RMB 12,078,000) in plant construction cost. The pledge will terminate upon payment in full by the Company.

The Company will pay LSVPB for the cost of the project in five equal annual installment payments in October of each year starting October 2010. The Company is not required to pay interest. Ownership of the plant will transfer to the Company upon payment in full by the Company. The default penalty will be 0.5% of the amount outstanding, compounded daily, in the event of a payment default. LSVPB has the right to foreclose on the plant in the event that payments are in arrears for more than two years, in which case all prior payments made by the Company will be treated as liquidated damages by LSVPB.

The Company  recorded the cost of construction at the present value of the five annual payments by using imputed interest of 9% when the Company started using the plant. Amortization of the cost commenced from the date of occupation and use. The Company started using the plant on August 30, 2010. The Company expects to file for ownership registration by the end of this year or beginning of 2011.

The Company estimated the construction cost based on estimated area of 8,947 square meters with construction costs estimated at RMB 1,350 ($200) per square meter, while the final actual cost has not yet been settled and determined; however, the Company does not expect a major difference between the estimated and actual cost. At September 30, 2010, the long term payable consisted of the following:

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

September 30, 2010
Long term payable	$1,802,391
Less: unamortized interest	(274,064)
Net	1,528,326
Current portion	(360,478)
Noncurrent portion	$11,67,848

Maturities as of the twelve months period ended September 30, for the next five years are as follows:

Year	Amount
2010	$360,478
2011	255,372
2012	278,355
2013	303,407
2014	330,714
Total	$1,528,326

17. MAJOR CUSTOMERS AND VENDORS

Four customers accounted for 85% of sales for the nine months ended September 30, 2010, and each one customer accounted for 24%, 22%, 21% and 18%, respectively. The same four customers accounted for 95% of sales for the three months ended September 30, 2010, and each customer accounted for 27%, 25% 24% and 20%, respectively. At September 30, 2010, total receivable from these customers was $11,342,353.

Two customers accounted for 21% and 21% of sales for the nine months ended September 30, 2009; three customers accounted for 49% of sales for the three months ended September 30, 2009, and each customer accounted for 29%, 10% and 10%, respectively.

Two vendors accounted for 57% of purchases for the nine months ended September 30, 2010, and each vendor accounted for 33% and 23% of purchases, respectively. For the three months ended September 30, 2010, three vendors accounted for 67% of purchases, each vendor accounted for 43%, 14% and 10%, respectively. At September 30, 2010, the total payable to these vendors was $2,191,434.

Three vendors accounted for 61% of purchases for the nine months ended September 30, 2009, and each vendor accounted for 28%, 24% and 10% of purchases, respectively. Two vendors accounted for 55% of purchases for the three months ended September 30, 2009 and each vendor accounted for 37% and 18%, respectively.

18. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately run enterprises, which are generally subject to tax at a rate of 25% on income reported in the financial statements after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.2)%	(9.0)%	(9.3)%	(9.0)%
Other	0.8%	-%	1.1%	-%
Tax per financial statements	25.6%	25.0%	25.8%	25.0%

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

There were no material temporary differences on deferred tax as of September 30, 2010 and December 31, 2009.

19. STOCKHOLDERS’ EQUITY

Contribution by Shareholders

On January 29, 2010, three shareholders contributed $922,900 to the Company. On March 26, 2010, a third party contributed equipment with a fair value of $820,300 to the Company and became a shareholder; simultaneously, the three shareholders bought this third party’s ownership interest and became 100% owners of the Company. On April 15, 2010, one shareholder injected $1,362,438 to the Company as a cash contribution. On July 15, 2010, a third party injected $167,702 to the Company as a cash contribution and became a shareholder.

Common Stock with Warrants Issued for Cash

On July 12, 2010, CleanTech completed a closing of a private placement offering of Units pursuant to which CleanTech sold 3,333,322 Units at $3.00 per Unit for $10,000,000. Each “Unit” consisted of one share of CleanTech’s common stock and a three-year warrant to purchase 15% of one share of CleanTech’s common stock at $3.00 per share. The warrants are immediately exercisable, expire on the third anniversary of their issuance, and entitle the purchasers of the Units, in the aggregate, to purchase up to 499,978 shares of CleanTech’s common stock at $3.00 per share. The warrants may be called by CleanTech at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. CleanTech also issued warrants to purchase 333,332 shares of common stock to the placement agents in the offering. The warrants granted to these placement agents had the same terms and conditions as the warrants granted in the offering. The warrants are exercisable into a fixed number of shares, solely redeemable by CleanTech and not redeemable by warrant holders. Accordingly, the warrants are classified as equity instruments. CleanTech accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black Scholes Model and the following assumptions: estimated life of three years, volatility of 147%, risk free interest rate of 1.89%, and dividend yield of 0%. No estimate of forfeitures was made as CleanTech has a short history of granting options and warrants. The fair value of the warrants at grant date was $5,903,228. CleanTech received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	833,310	$3.00	3
Exercised	-
Forfeited	-
Outstanding at September 30, 2010	833,310	$3.00	2.78
Exercisable at September 30, 2010	833,310	$3.00	2.78

20. STOCK-BASED COMPENSATION PLAN

On July 13, 2010, the Company granted non-statutory stock options to its one independent U.S. director. The terms of the option are: 30,000 shares at an exercise price per share of $8.44, with a life of three years and vesting over three years as follows: 10,000 shares vest on the grant date; 10,000 shares vest on July 13, 2011; and 10,000 shares vest on July 13, 2012, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 147%, risk free interest rate of 1.89%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $203,235.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	30,000	$8.44	3
Exercised	-
Forfeited	-
Outstanding at September 30, 2010	30,000	$8.44	2.78
Exercisable at September 30, 2010	10,000	$8.44	2.78

There were no options exercised during the nine and three months ended September 30, 2010. The Company recorded $90,007 as compensation expense for stock options during the three months ended September 30, 2010.

21. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company are required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The PRC subsidiaries of the Company are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund in the nine and three months ended September 30, 2010 and 2009.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

22. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

23. SUBSEQUENT EVENTS

On October 14, 2010, the Company entered into a Short Term Loan Agreement (the “Loan Agreement”) with Strong Growth Capital Ltd. (“Lender”) in the amount of $1.5 million for working capital to help meet significantly increased demand for the Company’s products. Under the terms of the Loan Agreement, the Company agreed to interest of 10% and the principal amount and interest accrued thereon is due and payable in full on March 31, 2011 (the “Maturity Date”). The Lender may also demand payment of outstanding principal and interest at any time if and after the Company completes any capital financing of at least $2 million prior to the Maturity Date. If the Company does not repay the principal and the interest in full according to the agreed upon schedule, the Company shall pay 0.003% of the balance of the unpaid principal on a daily basis as penalty for breach of the Loan Agreement. The penalty shall be computed by this formula until the full repayment of the principal and the interest.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to CleanTech Innovations, Inc. as “CleanTech,” the “Company,” “we,” “us,” and “our.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a manufacturer of structural towers for megawatt-class wind turbines as well as other highly engineered clean technology metal components in the People’s Republic of China (“China” or “PRC”). We currently design, manufacture, test and sell structural towers for 1 and 1.5 megawatt (“MW”) on-land and 3MW off-shore wind turbines and have the expertise and manufacturing capability to provide towers for larger MW on-land and off-shore turbines. We are currently the only certified wind tower manufacturer within Tieling, Liaoning Province, which provides significant competitive advantage in supplying towers into the wind-rich northern provinces of China. We also manufacture patented, specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels. Our products provide clean technology solutions for China’s increasing energy demand and environmental issues.

We operate through two wholly owned subsidiaries organized under the laws of the PRC – Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) and Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). Creative Bellows, which was incorporated on September 17, 2007, is our wholly foreign-owned enterprise (“WFOE”) and it owns 100% of Creative Wind Power, which was incorporated on May 26, 2009. Creative Bellows produces bellows expansion joints, pressure vessels and other fabricated metal specialty products. Creative Wind Power markets and sells wind towers designed and manufactured by Creative Bellows.

On June 18, 2010, CleanTech Innovations, Inc. (FKA: Everton Capital Corporation), a U.S. shell company incorporated in the State of Nevada on May 9, 2006, authorized an 8-for-1 forward split of its common stock, effective on July 2, 2010. Prior to the forward split, CleanTech had 5,501,000 shares of common stock outstanding, and, after giving effect to the forward split, CleanTech had 44,008,000 shares of common stock outstanding. CleanTech authorized the forward stock split to provide a sufficient number of shares to accommodate the trading of its common stock in the OTC marketplace after the acquisition of Creative Bellows as described below.

On July 2, 2010, Creative Bellows signed a share exchange agreement with CleanTech, whereby the shareholders of Creative Bellows and their designees received 15,122,000 shares in CleanTech. Concurrent with the share exchange agreement, CleanTech’s principal shareholder cancelled 40,000,000 shares in CleanTech for $40,000. The cancelled shares were retired. CleanTech had 4,008,000 shares outstanding after the cancellation of the shares. After giving effect to the foregoing transactions, the shareholders of Creative Bellows owned 79.05% of the 19,130,000 shares outstanding of CleanTech. The transaction was accounted for as a recapitalization of CleanTech and not as a business combination. Simultaneously with the share exchange agreement, CleanTech changed its year end from August to December.

On July 12, 2010, CleanTech completed a closing of a private placement of Units (as defined below) pursuant to which CleanTech sold 3,333,322 Units at $3.00 per Unit for $10,000,000. Each “Unit” consisted of one share of CleanTech’s common stock and a three-year warrant to purchase 15% of one share of CleanTech’s common stock at $3.00 per share. The warrants are immediately exercisable, expire on the third anniversary of their issuance, and entitle the purchasers of the Units to purchase up to 499,978 shares of CleanTech’s common stock at $3.00 per share. The warrants may be called by CleanTech at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. CleanTech also issued warrants to purchase 333,332 shares of common stock to the placement agents in the offering. The warrants granted to these placement agents had the same terms and conditions as the warrants granted in the offering. The warrants are exercisable into a fixed number of shares, solely redeemable by the Company and not redeemable by warrant holders. Accordingly, the warrants are classified as equity instruments.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivable and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

The retention rate generally was 10% of the sales price with a term of one to two years, but no later than the termination of the warranty period.

Inventories

The Company’s inventories are valued at the lower of cost or market with cost determined on a weighted average basis. The Company compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. The customer is responsible for installation and integration of our component products into their end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of the products.

Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). The Company’s products sold and services provided in the PRC are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

The Company offers a warranty to its customers on its products for up to 24 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and, as of September 30, 2010, has yet to incur any warranty expense. The Company has implemented a stringent set of internal manufacturing protocols to ensure product quality beginning at the time raw materials are received into our facilities up to the final inspection at the time products are shipped to the customer. The Company’s protocol establishes stringent requirements and specifications products must meet before they are allowed to move into the next phase of the manufacturing process. This process was established to ensure each individual piece of work in progress meets strict technical standards. During the manufacturing process, both our internal quality control staff and our customers’ full time onsite inspectors track and inspect the work in progress. The products are allowed to move to the next phase of the manufacturing process only after both parties have approved of the product quality. Prior to shipping the products, the Company performs non-destructive tests on the products for defect detection, including radiological (x-ray), ultrasonic, pneumatic, hydraulic and gas leakage tests. Additionally, our products are tested by the Bureau of Quality and Technical Supervision under national standards. Upon receiving the products, our customers will inspect the products further prior to acceptance. The Company has analyzed the need to make warranty accruals and concluded that such accrual is not necessary because of the following:

▪	Clearly defined procedures in our manufacturing protocol to ensure product quality based on technical parameters;
▪	Existence of redundancies in testing and inspection of our products; and
▪	Short term of our warranty period, which is no more than 24 months.

However, the Company will monitor warranty claims and accrue for warranty expense accordingly, using ASC Topic 450 to account for our standard warranty.

The Company provides its warranty to all customers and does not consider it an additional service; rather, the warranty is considered an integral part of the product’s sale. There is no general right of return indicated in the contracts or purchase orders. If a product under warranty is defective or malfunctioning, the Company is responsible for fixing it or replacing it with a new product. The Company’s products are the only deliverables.

The Company provides after-sales services at a charge after expiration of the warranty period. We recognize such revenue when service is provided.

Foreign Currency Translation and Transactions and Comprehensive Income (Loss)

The accompanying consolidated financial statements are presented in United States Dollars (“USD”). The Company’s functional currency is the USD, while the Company’s wholly owned subsidiaries’ functional currency is the Renminbi (“RMB”). The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned “Accumulated other comprehensive income (loss).” Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

Management determined that all of its product lines – wind towers, bellows expansion joints and pressure vessels – constituted a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business: the design and manufacture of highly engineered clean technology metal components for heavy industry. The manufacturing processes for each of our products, principally the rolling and welding of raw steel materials, make use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, who utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, solely for the purpose of marketing and selling our wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

Our initial sales in 2009 consisted primarily of bellows expansion joints and pressure vessels and reflected pricing based on lower sales volume of higher margin products with unique customer design requirements, which resulted in gross margins of approximately 51%. This concentration of higher margin products and low sales volume created higher gross margins for these products as of the nine months ended September 30, 2009, that management believes are not sustainable as production volume increases and products become more diversified. At nine months ended September 30, 2010, in the aggregate, the gross margins for our bellows expansion joints and pressure vessels decreased as our mix of bellows expansion joints and pressure vessels broadened to include more components with lower margins. We expect a further decrease in the gross margins  going forward for bellows expansion joints and pressure vessels as these products continue to broaden and normalize.

We initiated sales of our wind towers in the second quarter of 2010 and we expect the majority of our sales going forward will be of wind towers. Initial gross margins of our wind towers were impacted by one-time startup costs of approximately $100,000, production inefficiencies associated with the introduction of a new product line and lower sales volume. We experienced an increase in gross margins for our wind towers in the third quarter ended September 30, 2010, over the second quarter ended June 30, 2010, because of increased sales volume, improved production efficiencies and the elimination of certain startup costs. We expect a further increase in the gross margins of our wind towers going forward. In addition, our blended gross margin of approximately 29% for the nine months ended September 30, 2010, was lower than for the six months ended June 30, 2010, largely because the gross profits from bellows expansion joints and pressure vessels trended downward toward more sustainable levels from their unusually high levels of 51% in 2009.

As our overall mix of products and product gross margins broadens and sales volume increases, we expect the gross margins of all our product lines to converge and stabilize toward the current blended gross margin of approximately 29%. As a result, management views the Company’s business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded the Company had one reportable segment in accordance with ASC 280 because (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have and should continue to converge.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010, compared to the Nine Months Ended September 30, 2009

The following table presents the consolidated results of operations for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

	2010		2009
	$	% of Sales	$	% of Sales
Net sales	14,739,702	100%	978,623	100%
Cost of goods sold	10,519,685	71%	478,343	49%
Gross profit	4,220,017	29%	500,280	51%
Operating expenses	1,012,202	7%	241,636	25%
Income from operations	3,207,815	22%	258,644	26%
Other income, net	691,956	5%	136,211	14%
Income tax expense	(996,785)	(7)%	(98,714)	(10)%
Net income	2,902,986	20%	296,141	30%

NET SALES

Net sales for the nine months ended September 30, 2010, increased to $14,739,702 from $978,623 for the nine months ended September 30, 2009. Net sales for the nine months ended September 30, 2010, consisted of $13.59 million in sales of wind towers and $1.14 million in sales of bellows expansion joints and pressure vessels, while our net sales for the same period in 2009 consisted entirely of bellows expansion joints and pressure vessels. The increase in net sales was attributable to our commencement of production and sales of wind towers in the second and third quarters of 2010.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2010, increased to $10,519,685 from $478,343 for the nine months ended September 30, 2009. Cost of goods sold includes material costs, primarily steel, and labor costs and related overhead. The increase in cost of goods sold is attributed to the introduction and significant increase of production and sales volume of our wind tower products in the nine months ended September 30, 2010. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2010, were 71% compared to 49% for the same period in 2009. The increase in cost of goods sold as a percentage of sales was mainly due to the commencement and increased sales and production of wind towers in 2010 and by certain one-time startup and production costs of approximately $100,000 that were not associated with our other more established products. Additionally, cost of goods sold as a percentage of net sales increased as sales volume increased and our mix of bellows expansion joints and pressure vessels shifted to include lower margin offerings in the product lines.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2010, increased to $4,220,017 from $500,280 for the nine months ended September 30, 2009. Gross profit margin decreased to 29% for the nine months ended September 30, 2010, from 51% for the same period in 2009.

Our initial sales in 2009 consisted primarily of bellows expansion joints and pressure vessels, which reflected pricing based on lower sales volume of higher margin products with unique customer design requirements and resulted in a significantly higher gross profit margins of 51%. The concentration of higher margin products and low sales volume in the nine months ended September 30, 2009 created a high gross profit margin that management does not believe is sustainable in the future. In the nine months ended September 30, 2010, gross profit margins for our bellows expansion joint and pressure vessel products decreased as expected by management as we sold a more diversified mix of products. In the nine months ended September 30, 2010, the Company increased its sales of wind towers, which also reduced overall gross profit margins. Management believes the sales of bellows expansion joints and pressure vessels will continue to diversify and as wind tower production continues to increase along with manufacturing efficiency and the elimination of one-time startup costs of approximately $100,000, the gross profit margins of all three product lines will converge toward the current blended gross profit margin of approximately 29%.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2010, increased to $1,012,202 from $241,636 for the nine months ended September 30, 2009. Operating expenses consists of selling, general and administrative expenses. The increase in operating expenses resulted from increased selling costs of our products and the general expansion of our business, including the expansion of our sales team. Operating expenses as a percentage of net sales for the nine months ended September 30, 2010, was 7% compared to 25% for the same period in 2009. This decrease was the result of increased efficiencies resulting from higher sales.

NET INCOME

Net income for the nine months ended September 30, 2010, increased to $2,902,986 from $296,141 for the nine months ended September 30, 2009. Net income as a percentage of net sales for the nine months ended September 30, 2010, was 20% compared to 30% for the same period in 2009. This increase in net income was attributable to our increased sales of our products and increase in our subsidy income, which was a grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract businesses with high-tech products. The grant is not required to be repaid.

Quarter Ended September 30, 2010, compared to the Quarter Ended September 30, 2009

The following table sets forth the results of operations for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, indicated as a percentage of net sales.

	2010		2009
	$	% of Sales	$	% of Sales
Net sales	13,056,465	100%	706,228	100%
Cost of goods sold	9,324,522	71%	318,407	45%
Gross profit	3,731,943	29%	387,821	55%
Operating expenses	540,374	5%	108,767	15%
Income from operations	3,191,569	24%	279,054	40%
Other expenses, net	(61,641)	0%	(25,410)	(4	) %
Income tax expense	(808,059)	(6)%	(62,109)	(9)%
Net income	2,321,869	18%	191,535	27%

NET SALES

Net sales for the three months ended September 30, 2010, increased to $13,056,465 from $706,228 for the three months ended September 30, 2009. Net sales for the three months ended September 30, 2010, consisted of $12.61 million in sales of wind towers and $0.45 million in sales of bellows expansion joints and pressure vessels, while our net sales for the same period in 2009 consisted entirely of bellows expansion joints and pressure vessels. The increase in net sales was attributable to our commencement of production and sales of wind towers in the second quarter of 2010 with a significant increase in the third quarter.

COST OF GOODS SOLD

Cost of goods sold for the three months ended September 30, 2010, increased to $9,324,522 from $318,407 for the three months ended September 30, 2009. Cost of goods sold includes material costs, primarily steel, and labor costs and related overhead. The increase in cost of goods sold is attributed to the introduction and significant increase of production and sales volume of our wind tower products in the three months ended September 30, 2010. Cost of goods sold as a percentage of net sales for the three months ended September 30, 2010, were 71% compared to 45% for the same period in 2009. The increase in cost of goods sold as a percentage of sales was mainly due to the commencement and increased sales and production of wind towers in 2010 and by certain one-time startup and production costs of approximately $100,000 that were not associated with our other more established products. Additionally, cost of goods sold as a percentage of net sales increased as sales volume increased and our mix of bellows expansion joints and pressure vessels shifted to include lower margin offerings in the product lines.

GROSS PROFIT

Gross profit for the three months ended September 30, 2010, increased to $540,374 from $108,767 for the three months ended September 30, 2009. Gross profit margin decreased to 29% for the three months ended September 30, 2010, from 55% for the same period in 2009.

Our initial sales in 2009 consisted primarily of bellows expansion joints and pressure vessels, which reflected pricing based on lower sales volume of higher margin products with unique customer design requirements and resulted in a significantly higher gross profit margins of 55%. The concentration of higher margin products and low sales volume in the nine months ended September 30, 2009 created a high gross profit margin that management does not believe is sustainable in the future. In the nine months ended September 30, 2010, gross profit margins for our bellows expansion joint and pressure vessel products decreased as expected by management as we sold a more diversified mix of products. In the nine months ended September 30, 2010, the Company increased its sales of wind towers, which also reduced overall gross profit margins. Management believes the sales of bellows expansion joints and pressure vessels will continue to diversify and as wind tower production continues to increase along with manufacturing efficiency and the elimination of one-time startup costs of approximately $100,000, the gross profit margins of all three product lines will converge toward the current blended gross profit margin of approximately 29%.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2010, increased to $540,374 from $108,767 for the three months ended September 30, 2009. Operating expenses consists of selling, general and administrative expenses. The increase in operating expenses resulted from increased selling costs of our products and the general expansion of our business, including the expansion of our sales team. Operating expenses as a percentage of net sales for the three months ended September 30, 2010, was 5% compared to 15% for the same period in 2009. This decrease was the result of increased efficiencies resulting from higher sales.

NET INCOME

Net income for the three months ended September 30, 2010, increased to $2,321,869 from $191,535 for the three months ended September 30, 2009. Net income as a percentage of net sales for the three months ended September 30, 2010, was 18% compared to 27% for the same period in 2009. This increase in net income was attributable to our increased sales of our products.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2010, compared to the Nine Months Ended September 30, 2009

Operations and liquidity needs are funded primarily through cash flows from operations, short-term borrowings and shareholder contributions. The cash is used in operations and plant construction.

As of September 30, 2010, the Company had cash and equivalents of $397,876, other current assets of $18,262,889, and current liabilities of $10,201,808. Working capital was $8,098,479 at September 30, 2010. The ratio of current assets to current liabilities was 1.8-to-1 as of September 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009
Cash provided by (used in):
Operating activities	$(9,334,523)	$(1,671,529)
Investing activities	(3,032,517)	(311,117)
Financing activities	11,355,553	2,195,518

Net cash used in operating activities was $9,334,523 in the nine months ended September 30, 2010, compared to net cash used in operating activities of $1,671,529 in the comparable period of 2009. The increase in net cash used in operating activities during the nine months ended September 30, 2010, was mainly due to increased outstanding accounts receivable, retention receivable and other receivables despite a significant increase in net income, as well as increased payment of advance to suppliers and inventory, and increased restricted cash as a performance guarantee to customers resulting from our increased sales.

Net cash used in investing activities was $3,032,517 during the nine months ended September 30, 2010, compared to net cash used in investing activities of $311,117 during the comparable period of 2009. The cash used in investing activities in 2010 was for the purchase of property and equipment of $2.08 million, purchase of a patent of $74,988 and construction in progress of $876,207, while cash used in investing activities in the nine months ended September 30, 2009, was mainly for a long term investment of $87,821 into a local credit union and construction in progress of $195,698.

Net cash provided by financing activities was $11,355,553 in the nine months ended September 30, 2010, compared to net cash provided by financing activities of $2,195,518 in the same period of 2009. The increase in cash inflow in 2010 consisted of $2.43 million in cash contributions by shareholders, net proceeds of $8.25 million received through a private placement offering, and $675,795 net cash proceeds from bank loans net of repayment. In the same period of 2009, we had $2.19 million in proceeds from bank loans.

Our standard payment terms in our arrangements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due upon reaching certain milestones in the manufacturing process and 30% is due upon customer inspection and acceptance of the product, which customers normally complete within one to two weeks after delivery. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty period, which can be up to 24 months from the customer acceptance date. Payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer. We may experience payment delays from time to time of up to six months from the due date, but we fully expect to receive all payments based on the contracted terms despite any customer delays in payment. Our collections are reasonably assured because the majority of our customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Furthermore, we do not believe the delays have a significant negative impact on our liquidity as payment delays are very common in the manufacturing industry in China.

As of September 30, 2010, the Company had an accounts receivable balance of $11,056,451, of which $6,454,506 was current, $3,016,898 had aging over 30 days, $1,210,276 had aging over 90 days and $374,771 had aging over 180 days. The Company expects all accounts receivable, including those aged over 180 days as of September 30, 2010, to be collected because the respective customers are large state-owned or publicly listed utilities and we are confident that payment will be received.

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB Accounting Standards Update (“ASU”) No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts indexed to our shares and classified as stockholder’s equity or not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

On June 2, 2009, the Company borrowed $1,398,931 and $809,907 from two Credit Unions. Both of the loans bore interest of 10.459% with maturity dates on May 26, 2010. These loans were not subject to any covenants and were paid in full in August 2010.

On December 31, 2009, the Company borrowed $957,163 and $73,629 from two Credit Unions. Both of the loans bore interest of 9.558% with maturity dates on May 26, 2010. These loans were not subject to any covenants and were paid in full in August 2010.

All the above loans were collateralized by the Company’s land use right, one of its buildings and other long-lived assets.

In February and March 2010, the Company borrowed $5,565,156 from a bank. The short term loan bore interest of 4.425%. On March 18, 2010, the Company repaid the loan. This loan was collateralized by one of the Company’s buildings and its land use right.

On May 27, 2010, the Company borrowed $387,997 with interest of 5.346% from a bank. The maturity date is November 24, 2010. The loan is collateralized by raw material inventory and the personal guarantee of the Company’s CEO together with a third party’s guarantee.

On September 13, 2010, the Company borrowed $1,716,136, $895,375 and $969,990 from three different Credit Unions, respectively. All of the loans bore interest of 7.2% with maturity dates on September 12, 2011. These loans were collateralized by one of the Company’s buildings and its land use right.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

CleanTech may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions or operating results. CleanTech is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6. Exhibits.

Exhibit No.	Document Description
10.9	Short Term Loan Agreement between Strong Growth Capital Ltd. and CleanTech Innovations, Inc., dated October 14, 2010

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)

Date: November 3, 2010	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)