Form 10-K
period 2010-12-31
CleanTech Innovations, Inc.
filed 2011-02-22
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(ZIP Code)

(86) 0410-6129922
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.00001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates was $0.00, based on the average bid and asked price of such common equity as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 18, 2011, there were 24,966,022 shares of the registrant’s common stock, par value $.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CLEANTECH INNOVATIONS, INC.

FORWARD-LOOKING STATEMENTS

In this report, the terms “CleanTech,” the “Company,” “we,” “us” and “our” refer to CleanTech Innovations, Inc. and its subsidiaries. Our functional currency is the U.S. Dollar, or USD, while the functional currency of our wholly owned subsidiaries, including all of our sales and nearly all our expenses, are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year.

This report contains forward-looking statements regarding CleanTech, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets, and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

▪	our goals and strategies;

▪	our expansion plans;

▪	our future business development, financial conditions and results of operations;

▪	the expected growth of the market for our products;

▪	our expectations regarding demand for our products;

▪	our expectations regarding keeping and strengthening our relationships with key customers;

▪	our ability to stay abreast of market trends and technological advances;

▪	competition in our industry in China;

▪	general economic and business conditions in the regions in which we sell our products;

▪	relevant government policies and regulations relating to our industry; and

▪	market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The rapidly changing nature of our customers’ industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the website of the Securities and Exchange Commission, or the SEC, at www.sec.gov or upon written request to our Corporate Secretary at: C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China 112616.

PART I

Item 1. Business

General

We are a manufacturer of structural towers for megawatt-class wind turbines as well as other highly engineered metal components used in the energy industry and other industries in the PRC. We currently design, manufacture, test and sell structural towers for 1, 1.5 and 3-megawatt, or MW, on-land wind turbines, and believe that we have the expertise and manufacturing capacity to provide towers for higher-powered on-land and off-shore turbines. We are currently the only wind tower manufacturer within Tieling, Liaoning Province, which we believe provides us with a competitive advantage in supplying towers to the wind-energy-rich northern provinces of China. We also manufacture specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels. Our products provide solutions for China’s increasing demand for clean energy.

We sell our products exclusively in the PRC domestic market. Our current wind tower customers include two of China’s five largest state-owned utilities, which are among the top wind farm operators in China as measured by installed wind capacity. We produce wind towers, a component of wind turbine installations, but do not compete with wind turbine manufacturers. Our specialty metal products are used by large-scale industrial companies involved mainly in the steel and coke, petrochemical, high-voltage electricity transmission and thermoelectric industries.

We were founded in September 2007 and have since experienced significant growth. For the year ended December 31, 2010, our net sales were $22.3 million, a 716% increase over the year ended December 31, 2009, and we had a 29% gross margin and a 19% net margin. Sales of our wind tower products have increased rapidly. As of December 31, 2010, we had shipped 178 wind towers, including towers for 3MW wind turbines, since first introducing these products in February 2010. Wind towers accounted for approximately 93% of our net sales for the year ended December 31, 2010. We expect a majority of our revenues to continue to come from sales of our wind towers.

As of December 31, 2010, our backlog, consisting of orders that we expect to deliver in 2011, was $39.6 million, which includes $27.1 million in wind tower contracts, net of value-added tax, or VAT. We expect our backlog to increase over the first half of 2011 as we continue to bid on new projects and win currently outstanding bids for delivery in 2011.

We believe that our rapid growth will continue to benefit from the following competitive strengths:

▪	Strong customer relationships with leading utility and industrial companies;
▪	Geographical proximity to the multi-gigawatt pipeline of wind development projects in the northern provinces of China;
▪
Technically advanced, precision manufacturing expertise demonstrated, in part, by our Class III A2 grade pressure vessel manufacturing license, a key criterion in customer selection of wind tower suppliers;

▪	Proprietary product designs and intellectual property; and
▪	High-quality manufacturing, stringent testing, timely delivery and customer service.

Notwithstanding the recent increase in our net sales, we may experience payment delays and we do not recognize revenue until our products are delivered, tested and accepted by our customers. Our agreements with our customers generally provide for advance and partial payments of the purchase price to be due at agreed-upon milestones throughout the project duration, with the final 10% of the contractual amount to be paid up to 24 months after customer acceptance. Customer acceptance occurs after the customer receives and puts the product through quality inspection, a process that normally takes one to two weeks. Payments received prior to customer acceptance are recorded as unearned revenue. Payments may be received up to six months after their respective due dates, but we do not anticipate any significant credit risk because the majority of our customers are state-owned and publicly traded utilities and industrial companies in China.

Our headquarters are in Tieling, Liaoning Province, China, where we currently operate two production facilities with 17,246 square meters of combined production space. As of December 31, 2010, we had 177 full time employees.

Our History

We operate through two wholly owned subsidiaries organized under the laws of the PRC: Liaoning Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., which we refer to as Creative Bellows and Creative Wind Power, respectively. Creative Bellows was incorporated on September 17, 2007, and is our wholly foreign-owned enterprise, or WFOE; Creative Bellows owns 100% of Creative Wind Power, which was incorporated on May 26, 2009. Creative Bellows provides the production expertise, employees and facilities to manufacture our wind towers, bellows expansion joints, pressure vessels and other fabricated metal specialty products. Creative Wind Power markets and sells the wind towers designed and manufactured by Creative Bellows.

We were incorporated in the State of Nevada on May 9, 2006, under the name Everton Capital Corporation, as an exploration stage company with no revenues and no operations, engaged in the search for mineral deposits or reserves. On June 18, 2010, we changed our name to CleanTech Innovations, Inc. and authorized an 8-for-1 forward split of our common stock effective July 2, 2010. Prior to the forward split, we had 5,501,000 shares of our common stock outstanding, and, after giving effect to the forward split, we had 44,008,000 shares of our common stock outstanding. We authorized the forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace after the acquisition of Creative Bellows as described below.

The acquisition of Creative Bellows was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended, or the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on July 2, 2010, we issued 15,122,000 shares of our common stock to the three owners of Creative Bellows and two of their designees in exchange for their agreement to enter into and consummate a series of transactions, described below, by which we acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Jonathan Woo, our former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of our common stock to us for cancellation. Mr. Woo received compensation of $40,000 from us for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 19,130,000 shares of our common stock issued and outstanding.

On July 15, 2010, the PRC State Administration of Industry and Commerce, or the AIC, issued a Sino-foreign joint venture business license for Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of our capital injection of approximately $23.3 million in cash in exchange for approximately 87% of Creative Bellows. Finally, on October 15, 2010, we obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for approximately $6 million in cash. Pursuant to Waiver and Release agreements dated as of October 27, 2010, or the Waiver and Release Agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests in exchange for a mutual release of claims. As a result of these transactions, Creative Bellows became our 100% subsidiary effective as of October 15, 2010. We are required to contribute $14.2 million as additional contribution of capital to Creative Bellows by July 2012.

For accounting purposes, the Share Exchange Agreement and subsequent transactions described above were treated as a reverse acquisition and recapitalization of Creative Bellows because, prior to the transactions, we were a non-operating public shell and, subsequent to the transactions, the shareholders of Creative Bellows owned a majority of our outstanding common stock and exercise significant influence over the operating and financial policies of the consolidated entity.

Our Industry

Overview

Power generating capacity in China increased from 443GW in 2004 to 962GW in 2010, according to the China Electricity Council. Currently, China’s energy infrastructure is reliant predominantly on coal; however, China has limited fossil fuel reserves. As a result, China’s government has implemented social, economic, environmental, regulatory and government stimulus-related policies to drive demand for technologies that promote renewable energy production, pollution reduction and energy conservation. As identified in its 10th and 11th Five-Year Plans, China has placed a priority on renewable energy, diversification of the power supply and sustainable economic and social development. Simultaneously, China’s government is fostering pollution-reduction policies to limit carbon dioxide, wastewater discharge and other pollutant emissions while continuing to grow PRC domestic steel production and coal-based power capacity.

China adopted its first Renewable Energy Law in 2005, fostering the development of renewable energy such as wind power. In 2007, the National Development and Reform Commission, or the NDRC, released its “Medium and Long-Term Development Plan for Renewable Energy in China,” or the “2007 NDRC Plan,” setting a 15% target for renewable energy consumption by 2020. The growth in wind-generated electricity will also contribute towards China’s goal to cut its carbon dioxide emissions. As announced in November 2009, China’s “Carbon Intensity Goal” is to cut carbon dioxide emissions per unit of GDP by 40% to 45% by 2020 compared to 2005 levels. According to the U.S. Department of Energy, a standard 1.5MW wind turbine, the most common in China, can displace 2,700 metric tons of carbon dioxide per year. These government policies are intended to help stimulate sustainable wind power and clean technology development and investment. We believe these government policies will continue to increase demand for our products, including structural wind towers and fabricated metal specialty components.

Global Wind Power Market

Wind power is the world’s fastest-growing energy sector. We believe wind power is cost-efficient and mature compared to other types of renewable energy technologies. Global installed wind capacity grew at a 22.5% compound annual growth rate, or CAGR, from 2000 through 2010 according to the Global Wind Energy Council, or the GWEC, “Global Wind Statistics 2010,” or the “GWEC 2010 Global Wind Statistics.” In 2010, according to the GWEC 2010 Global Wind Statistics, global installed wind capacity grew by 22.5%, adding 35.8GW and bringing total installed wind capacity to 194.4GW. The growth in 2010 was led by China and the United States, with China accounting for 46.1% of all newly installed capacity and 21.8% of all worldwide capacity, according to the GWEC 2010 Global Wind Statistics. This resulted in China again adding more wind capacity in 2010 than any other country and finishing the year with the most cumulative installed capacity, 42.3GW, ahead of the United States for the first time, according to the Chinese Renewable Energy Industries Association, or CREIA. The World Wind Energy Association, or WWEA, expects the global market for wind energy to grow at a 25.3% CAGR through 2020, reaching 1,900GW in total installed capacity, according to its “World Wind Energy Report 2009,” or the “WWEA 2009 Wind Report.” Furthermore, wind energy is projected to represent up to 12% of global electricity production by 2020, according to the GWEC “Global Wind Energy Outlook 2010,” or the “GWEC 2010 Global Wind Outlook.” China is expected to remain a key driver of global wind growth for the foreseeable future. The following table illustrates global annual installed capacity additions and cumulative installed capacity.

Year	Global Annual Installed Capacity Additions (MW)	Global Cumulative Installed Capacity (MW)	Annual Growth (%)
2010	35,802	194,390	22.5
2009	38,610	158,738	32.0
2008	26,560	120,291	28.2
2007	19,866	93,820	26.7
2006	15,245	74,052	25.3
2005	11,531	59,091	24.1
2004	8,207	47,620	20.8
2003	8,133	39,431	26.8
2002	7,270	31,100	30.1
2001	6,500	23,900	37.4
2000	3,760	17,400	27.9
Source: GWEC 2010 Global Wind Statistics

The following table illustrates 2010 global annual installed capacity additions and cumulative installed capacity by country.

Country	2010 Installed Capacity Additions (MW)	Percent of Total Market (%)	2010 Cumulative Installed Capacity (MW)	Percent of Total Market (%)
China *	16,500	46.1	42,287	21.8
United States	5,115	14.3	40,180	20.7
India	2,139	6.0	13,065	6.7
Spain	1,516	4.2	20,676	10.6
Germany	1,493	4.2	27,214	14.0
France	1,086	3.0	5,660	2.9
United Kingdom	962	2.7	5,204	2.7
Italy	948	2.6	5,797	3.0
Canada	690	1.9	4,009	2.1
Rest of World	5,353	15.0	30,298	15.5
Total	35,802	100.0	194,930	100.0
Source: GWEC 2010 Global Wind Statistics
* Provisional figures

China Wind Power Market

China currently represents the world’s largest market for wind products. In 2010, China became the largest wind-producing country by cumulative installed wind capacity, according to CREIA, installing over one-third of new global wind installations. Installed wind capacity within China grew at a 63.9% CAGR from 2000 through 2010, or more than double the overall global rate, according to CREIA and the GWEC “Global Wind 2009 Report,” or the “GWEC 2009 Global Wind Report.” In 2010, according to CREIA, the China wind market grew 63.9%, adding 16.5GW of new capacity and bringing total installed wind capacity to 42.3GW. According to the GWEC 2009 Global Wind Report, China will add 20GW of wind capacity annually through 2014 and the PRC domestic wind market will reach 200-250GW in installed capacity by 2020. We believe that it costs approximately $1 billion to install 1GW of wind capacity in China, which will result in capital investments of approximately $200-$250 billion by 2020 in new wind turbine installations, of which wind towers constitute approximately 15-20% of the costs, according to the WWEA. The following table illustrates China’s annual installed capacity additions and cumulative installed capacity.

Year	China Annual Installed Capacity Additions (MW)	China Cumulative Installed Capacity (MW)	Annual Growth (%)
2010*	16,500	42,287	63.9
2009	13,803	25,805	114.7
2008	6,153	12,020	103.4
2007	3,311	5,910	127.4
2006	1,288	2,599	106.3
2005	507	1,260	64.9
2004	197	764	34.7
2003	98	567	20.9
2002	66	469	16.7
2001	53	402	16.2
2000	73	346	15.3
Source: CREIA and GWEC 2009 Global Wind Report
* Provisional figures

According to the Third National Wind Energy Resource Census conducted by the China Meteorological Administration in 2006, the amount of theoretically exploitable on-land and off-shore wind energy resources in China at a height of 10 meters was 4,350GW. Using numerical simulations based on the Third National Wind Energy Resource Census, the National Climate Center of the China Meteorological Administration concluded that the technically exploitable capacity at a height of 10 meters was 2,548GW. Overall, studies such as these highlight the substantial potential for wind power in China. However, wind energy resources are widely distributed in China, with resource-rich areas concentrated in the three northern (northeast, north, and northwest), southeast coastal and inland regions. The most abundant wind energy resources in northern China include the regions of Inner Mongolia, Gansu, Xinjiang, Hebei, Jilin, Liaoning, Heilongjiang and Ningxia. According to Zenith International Research, “Wind Power Capacity Analysis, February 25, 2009,” or the “Zenith 2009 Wind Analysis,” approximately 80% of all wind energy resources in China exist within the nine northern provinces of China, five of which are located within 500 miles of our manufacturing facilities. The following table illustrates the cumulative wind power grid-connected capacity for the provinces with the most abundant wind energy resources.

Regions	2009 Cumulative Wind Power Grid-Connected Capacity (MW)	2009 Cumulative Wind Power Grid-Connected Capacity (%)
Inner Mongolia *	9,196.2	35.6
Hebei *	2,788.1	10.8
Liaoning *	2,425.3	9.4
Jilin *	2,063.9	8.0
Heilongjiang *	1,659.8	6.4
Shandong	1,219.1	4.7
Gansu	1,188.0	4.6
Jiangsu	1,096.8	4.3
Xinjiang	1,002.6	3.9
Ningxia	682.2	2.6
Guangdong	569.3	2.2
Fujian	567.3	2.2
Shanxi	320.5	1.2
Zhejiang	234.2	0.9
Hainan	196.2	0.8
Other Regions	595.3	2.3
Source: GWEC 2010 China Wind Outlook
* Neighboring province to CleanTech’s manufacturing facilities

China has committed more investment to renewable energy than any other country since 2008, according to the GWEC “China Wind Power Outlook 2010,” or the “GWEC 2010 China Wind Outlook.” Current guidelines published in the 2007 NDRC Plan mandate that renewable resources, including wind, generate 10% of total energy consumption by 2010 and 15% by 2020. A major part of China’s commitment to achieving these targets involves the creation of a 138GW Wind Base program, which aims to build seven GW-scale wind power bases within six provinces by 2020, each with at least 10GW of capacity, according to the GWEC 2010 China Wind Outlook. Planned wind power bases in Hebei, Western Jilin and Inner Mongolia represent over 30GW of new capacity located near our manufacturing facilities. The planning and development for the program is underway and, as of 2009, 83 projects representing 14.3GW had been planned, according to the GWEC 2010 China Wind Outlook. The following map illustrates the electricity delivery plan from the main wind power bases in China.

Source: Chinese Renewable Energy Industries Association * CleanTech’s manufacturing facilities

Wind Power Development in China

In 2009, there were approximately 330 wind project developers in China, twenty of which had newly installed capacity of more than 100MW, according to CREIA. In 2010, construction started on 378 new wind power projects in China with a total investment of up to $46 billion, according to CREIA. However, the five largest state-owned utilities have significant impact on the development of wind power resources in China, accounting for more than 58% of newly installed capacity in 2009, according to the GWEC 2010 China Wind Outlook. Our customers currently include two of these five utilities, China Guodian Corporation and China Huaneng Group, which together represented approximately 31% of newly installed capacity in 2009. The following table illustrates PRC domestic wind development market share among the largest operators.

Companies	2009 Newly Installed Capacity (MW)	Percentage of 2009 Newly Installed Capacity (%)
China Guodian Corporation *	2,600.4	18.8
China Datang Corporation	1,739.8	12.6
China Huaneng Group *	1,644.8	11.9
China Huadian Corporation	1,230.0	8.9
China Guangdong Nuclear Power Holding Co., Ltd.	854.5	6.2
Beijing Energy Investment Holding Co., Ltd.	757.5	5.5
Shenhua Group Corporation Limited	590.3	4.3
China Energy Conservation & Environmental Protection Group	400.3	2.9
China Power Investment Corporation	386.1	2.8
China Resources Power Holdings Co., Ltd.	309.8	2.2
Source: GWEC 2010 China Wind Outlook
* Current CleanTech customers

Wind Tower Market Opportunity in China

Based on the GWEC’s estimate of 200-250GW of installed capacity by 2020 and an average tower selling price of approximately $90,000 per MW, based upon our contracted backlog, we believe the total PRC domestic market for wind towers could represent $18-$23 billion by 2020. Within 500 miles of our manufacturing facilities, where we believe we have competitive advantages, we estimate that approximately 130GW of total exploitable capacity exists, based on the Zenith 2009 Wind Analysis. In addition, the NDRC planned the construction of over 30GW of specific Wind Base projects located near our facilities by 2020. Assuming an average selling price of approximately $90,000 per MW, this represents a total addressable market of $11.7 billion in our current region alone and $2.7 billion for specific Wind Base projects by 2020.

Renewable Energy Policy and Regulation in China

National renewable energy policies and a supportive regulatory framework have driven the growth of renewable energy in China. Several initiatives mandated by China’s Renewable Energy Law, first adopted in 2005, such as feed-in tariffs, aggressive targets for renewable energy, priority dispatch and mandatory purchase for wind power, favorable taxation and abolishment of the 70% local content requirement have established the foundation for the rapid development of wind power. The key initiatives are outlined below:

▪
Feed-in tariffs: In 2009, China replaced its centrally controlled bidding pricing system with a wind feed-in tariff ranging from RMB 0.51/kWh to RMB 0.61/kWh in four wind energy resource zones, representing a significant premium to coal power.

▪
Aggressive targets for renewable energy: The 2007 NDRC Plan sets forth a renewable energy consumption target, including energy generated by wind, of at least 15% of China’s energy supply by 2020. Further, the 2007 NDRC Plan sets forth an obligation for larger power-generating companies to have 3% of non-hydro renewable energy in the total power generation mix by 2010 and 8% by 2020.

▪
Priority dispatch and mandatory purchase: Grid operators must give priority to electricity generated from renewable energy projects in their grid areas and must provide grid-connection services and related technical support. The law also requires grid operators to purchase power from qualified wind farms and institute clear and transparent pricing policies for wind-produced electricity that are intended to provide wind farm operators with a more predictable rate of return.

▪
Favorable taxation: Wind farms are exempt from income tax for three years from their first income-generating year and receive a 50% reduction in such tax for three years thereafter. In addition, electricity generated from wind power is subject to a VAT rate of 8.5%, and wind power equipment, such as wind towers, is subject to a VAT rate of 17%. The corporate income tax rate is reduced to 15% from 25% for wind companies, if they are categorized as advanced and new technology enterprises supported by the PRC government.

▪
Abolishment of the 70% local content requirement: The 70% local content requirement first introduced in 2004 when most wind turbines in China were imported was abolished in 2009. This has increased competitiveness and helped China become the world’s largest wind market.

At the end of 2009, China made a commitment to the international community at the Copenhagen Conference on climate change that non-fossil energy would satisfy 15% of the country’s energy demand by 2020. This “Carbon Intensity Goal” has become a binding target for short-term and medium-term national social and economic planning, together with a subsequently formulated target to reduce carbon dioxide emissions. This goal will require significant increases in the scale and pace of future renewable energy development, including continued support for wind power development.

China Market for Bellows Expansion Joints and Pressure Vessels

The growing demand for energy has increased alongside China’s developing economy, created in part by fiscal stimulus policies to foster industrialization, infrastructure projects and manufacturing in China. China is the world’s largest steel producer, producing 626.7 million tons in 2010, an increase of 9.3% over 2009, according to China’s National Bureau of Statistics. According to the Zenith 2009 Wind Analysis, the steel industry contributes 15% of the total carbon emissions in China. According to the U.S. Department of Energy, the largest single environmental issue with steel production is the carburizing of coal into coke for use in iron production. As a result of concerns about pollution and energy recycling, especially in the electric utility, iron and steel industries, China is taking steps to implement more modern production processes designed to improve safety, reduce emissions and conserve energy. In addition, in 2010, China’s Ministry of Industry and Information Technology, or MIIT, announced a mandate for China’s steel industry to promote energy efficiency and emission reductions.

The NDRC has encouraged the iron and steel industries to utilize a widely adopted energy saving process used in the production of iron, called Coke Dry Quenching, or CDQ, to promote energy conservation, reduce pollution and expand steel industry production. The CDQ process cools coke in an enclosed heat exchange system, which reduces harmful emissions and wastewater runoff while reclaiming energy for hot water or electricity generation, versus the conventional process using water to drench the coke. In addition, China’s MIIT mandated a consolidation of the iron and steel industries in order to reduce the number of small, inefficient iron and steel mills that do not have the resources to adapt to the new policies encouraging efficiency and pollution reduction. Bellows expansion joints are key components in the CDQ process, a prevalent technology used by the steel industries in Japan, Taiwan, Germany, Brazil and Finland. The primary markets for CDQ high temperature bellows expansion joints are new iron and steel mills in the PRC domestic market, the modernization of existing mills and regular replacement of CDQ high temperature bellows expansion joints, which we estimate have useful life expectancies of approximately two years. Connecting bend pipes, another type of expansion joint, are used in piping systems to carry gas away from coke ovens used in iron and steel mills. Connecting bend pipes are safer than rigid expansion joints and are also easier to install and replace than rigid metal pipe expansion joints, thereby reducing the cost of maintaining systems, which need replacement approximately every two years. The primary market for connecting bend pipes are iron and steel mills in the process of being modernized and upgraded for safety.

China is also in the process of upgrading its electricity grid to ultra-high-voltage transmission systems, which allow for a more efficient transportation of electricity and a reduction in energy lost during transmission over long distances. The upgrading of the grid is tied directly to the growth in renewables, especially wind power, in order to deliver electricity more efficiently from distant generation locations to population load centers. Disk spring sleeve bellows expansion joints are used in ultra-high-voltage Gas Insulated Switchgear, or GIS, to reduce safety issues caused by conventional bellows used in GIS by better accommodating the unique gas pressure movements within the switchgear. GIS are key safety devices in these ultra-high-voltage transmission systems. GIS work as a circuit breaker to isolate electrical equipment and balance electrical loads. The primary market for disk spring sleeve bellows expansion joints is provincial and municipal power companies that are upgrading their transmission systems.

A pressure vessel is a container designed to hold liquid or gas at significantly higher or lower pressures than at normal sea level. Pressure vessels are used for many industrial manufacturing purposes, including as storage tanks, compressed gas receivers and separators, in the petrochemical, electrical, steel, aerospace and metallurgical industries. Pressure vessels must be carefully designed, manufactured and operated properly in order to avoid explosions. The engineering specifications for pressure vessels are heavily regulated and vary from country to country. Pressure vessels may be made of steel or carbon composite materials. Spherical pressure vessels require forged parts constructed from high quality steel and welded together using highly sophisticated welding techniques.

According to the Zero Power Intelligence Co. “China Bellows Industry Investment Analyst and Research Report 2010,” the aggregate market for bellows expansion joints in China was approximately $3.0 billion in 2009 with an expected annual growth rate of approximately 10%. The market for pressure vessels was approximately $6.6 billion in 2009 with an expected annual growth rate of approximately 25% over the next 5 years, according to the Zero Power Intelligence Co. “China Metal Pressure Vessel Investment Analyst and Research Report 2010.”

Products

Each of our product lines – wind towers, bellows expansion joints and pressure vessels – are highly engineered metal components purchased by major electrical utilities and large-scale industrial companies. The manufacturing process for each of our products consists principally of the rolling and welding of raw steel materials into finished components, and makes use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors critical to their performance in the wind power, steel and coke production, petrochemical, high voltage electricity transmission and thermoelectric industries. Our sales force sells our products directly to our customers, which are responsible for installing and integrating our component products into their finished products. We perform all manufacturing at our facilities in Tieling, Liaoning Province, China.

Wind Towers

We design and manufacture structural towers for wind turbines. A typical wind turbine installation consists of a tower; the nacelle, which houses the generator, gearbox and control systems; and the blade and rotor system. A freestanding, utility-scale wind tower is composed of rolled steel sections that we design and fabricate for sale to our customers, which, in turn, assemble and install the tower at wind farm sites.

Wind turbine installation	Subsection of wind tower in production

We produce our wind towers in multiple subsections, which we then weld and bolt together into four main sections and the tower base for transport to the customer’s project site. After inspecting and treating the steel raw materials, we produce each tower subsection by rolling steel and then welding the rolled form together along its vertical axis to produce the final cylindrical piece. Each tower is manufactured to customer specifications and tolerances based on tower height, wind turbine size and unique installation site requirements. The height of the wind tower affects the ultimate yield of the turbine, as taller towers generally provide access to stronger winds and greater wind flow. This leads to greater power output and also helps to enable the use of higher-powered turbines. Increasing the height of the tower generally requires increasing its base diameter and wall thickness, thereby increasing the amount of raw material needed for production. We construct our towers using quality materials capable of enduring high-cycle fatigue stress, and they are designed to exceed the expected life of the wind turbine, typically 20 years.

We currently produce towers for 1, 1.5 and 3MW on-land wind turbines, with the expertise and manufacturing capacity to provide wind towers for higher-powered on-land and off-shore wind turbines. The following table illustrates the general dimensions of wind towers for on-land and off-shore installations by turbine MW.

Wind Tower Sizes
	On-land Wind Turbines				Off-shore Wind Turbines
Turbine Capacity	1MW	1.5MW	3MW	5MW	3MW	5MW
Tower Height	68m	72m	75m	75m	75m	75m
Tower Wall Thickness	10-20mm	14-32mm	16-50mm	16-60mm	16-50mm	16-60mm

Our manufacturing facilities are located in one of the top wind power production regions of China, thereby lowering transportation costs for delivery of our wind towers. We currently are the only wind tower manufacturer in Tieling, Liaoning Province. Our welding experience, Class III A2 grade pressure vessel manufacturing license and location provide us with competitive advantages when bidding on new wind tower contracts. Our wind tower customers include the wind power operating subsidiaries of two of the largest state-owned utilities – China Guodian Corporation and China Huaneng Group.

As of December 31, 2010, we had shipped 178 wind towers, including towers for 3MW wind turbines, since first introducing our wind tower products in February 2010. For the year ended December 31, 2010, we had $20.7 million in net sales of our wind towers, or approximately 93% of our total net sales. We expect a majority of our revenues to continue to come from sales of our wind towers.

Bellows Expansion Joints

We design and manufacture specialty bellows expansion joints, which are used to absorb the expansion, contraction and movement of piping system components resulting from extreme temperature changes, vibrations, high pressure and other mechanical forces common to large industrial production systems. The “bellows” is the flexible portion that permits movement in the expansion joint and is made of specialty steel or rubber. Bellows expansion joints absorb axial, lateral and angular motions, vibrations, thermal expansions and contractions.

Large industrial production piping systems are an integral part of the manufacturing process in iron and steel production, refining, heat recycling and ultra-high-voltage transmission systems. Expansion joints must be made of high quality materials and manufactured to withstand extreme pressure, changes in temperature and vibrations. Even high quality expansion joints must be replaced on a regular basis in order to properly maintain complex manufacturing systems. Historically, our customers have imported these products from Japan due to the precision manufacturing and engineering requirements of the products.

Our bellows expansion joints accounted for approximately 7% of our net sales for the year ended December 31, 2010, compared to 66% of our net sales for the year ended December 31, 2009.

Our key bellows expansion joint products include:

CDQ High Temperature Bellows Expansion Joints – expansion joints used in coke dry quenching systems, a more environmentally friendly and efficient process for the production of coke being adopted by the iron and steel industries in China. We believe that we were the first manufacturer of CDQ high temperature bellows expansion joints in China when we first introduced this product in June 2009.

CDQ High Temperature Bellows Expansion Joint

Disk Spring Sleeve Bellows Expansion Joints – a key component in ultra-high-voltage electrical switching systems used by large electric utilities in China to upgrade and modernize the national electrical grid. Our products, first introduced in March 2009, reduce safety issues caused by conventional bellows used in Gas Insulated Switchgear by better accommodating the unique gas pressure movements within the switchgear.

Disk Spring Sleeve Bellows Expansion Joints

Connecting Bend Pipes – unique flexible expansion joints that reduce flammable gas leaks from coal ovens used to make coke in iron and steel mills. We are one of the few manufacturers of connecting bend pipes for the steel and coke industries in China, having first introduced our product in March 2009.

Connecting Bend Pipes

Pressure Vessels

We design and manufacture highly engineered pressure vessels used within heat exchangers and industrial reactors by the petrochemical, electrical, steel, aerospace and metallurgical industries. Our pressure vessels are also used as storage tanks and separators in manufacturing and electrical production processes. We manufacture pressure vessels to customer specifications from carbon or stainless steel to withstand high temperatures, high pressures and resist corrosion. Our pressure vessels are subject to stringent testing standards and are put through a battery of examinations using radiological (x-ray), ultrasonic, pneumatic and hydraulic testing to ensure quality control. We have received the necessary licensing from the State General Administration of the PRC for Quality Supervision and Inspection and Quarantine to manufacture pressure vessels of Class III A2 grade – the highest rating in China. Management estimates that our pressure vessels have an average life expectancy of 10 years. We first introduced our pressure vessels in February 2009. Pressure vessels accounted for less than 1% of our net sales for the year ended December 31, 2010, compared to 34% of our net sales for the year ended December 31, 2009.

Pressure Vessel

Sales and Marketing

As of December 31, 2010, we employed 15 sales professionals who sell and market our products directly to customers. We currently sell exclusively to large-scale utilities and industrial companies and have developed an extensive network of relationships with the utilities that are the principal developers of wind farms, large-scale steel mills and state electric grid operators within China. Our wind towers are sold primarily into wind farms being developed within 500 miles of our Tieling manufacturing facilities, leveraging our regional strength as the only wind tower manufacturer in Tieling, Liaoning Province and our transportation cost advantage.

Utilities award contracts for wind towers on a competitive basis. As a precursor to bidding, suppliers like us generally must have an existing relationship with the utility and a license to manufacture Class III A2 grade pressure vessels, which is often a specific requirement to bid on wind tower contracts. We generally become aware of upcoming projects by region as disclosed in annual NDRC wind development plans and through our customer relationships. Utilities disclose specific requests for proposals publicly via the Internet when they are prepared to accept bids. Requests for proposals are typically disclosed in the first, second and fourth calendar quarters for product delivery in the subsequent third, fourth and second calendar quarters.

A substantial deposit based upon contract amount, typically around $125,000, is required for each bid on a wind tower contract, and is returned to the bidder approximately three months after bid submission. This process is designed to ensure that only companies with sufficient manufacturing capacity and capitalization bid on projects. It is our experience that typically three to six companies bid per contract. Contract price per tower varies based on customer specifications, location requirements of the wind farm and turbine MW. For a 1.5MW turbine, the contract price of a tower currently ranges from approximately $100,000 to $165,000, with an average price of approximately $125,000. The price of a tower for a 3MW or larger turbine will generally exceed $150,000.

Production

We conduct all manufacturing in our facilities in the city of Tieling, Liaoning Province, China. We base our production schedule on customer orders and schedule deliveries on a just-in-time basis. We use advanced manufacturing equipment in our production process. We received ISO 9001:2008 Quality Management System certification in October 2009, which certification recognizes our adherence to formalized business processes and implementation of a quality management system that demonstrates our ability to consistently produce products meeting customer and applicable statutory and regulatory requirements. We currently operate two production facilities with 17,246 square meters of combined production space.

Product Safety and Quality Control

We have implemented multiple, comprehensive quality control procedures throughout our manufacturing and assembly process that are designed to ensure product quality and safety beginning from the receipt of raw materials to the final product inspection prior to shipment. Our manufacturing protocols establish stringent requirements and specifications that our products must meet before they are allowed to move into the next phase of the manufacturing process, ensuring that each individual piece of work in progress meets strict technical standards. Our pressure vessel manufacturing received PRC government certification. We perform non-destructive tests on our products for defect detection using our in-house radiological (x-ray) and ultrasonic testing. We use specialized pneumatic and hydraulic tests on pressure vessels and bellows expansion joints for conformance with specifications, and gas leakage tests on GIS bellows expansion joints. For some of our products, such as wind towers, production and testing is monitored throughout the production process by both customer and government on-site inspectors in addition to our own quality assurance supervisors. Our quality control procedures also include quality assurance of raw materials used in the production of our products, which includes an evaluation and selection of established and reputable suppliers.

We offer a warranty to our customers on all products for up to 24 months, depending on the terms negotiated with each customer, following the date of customer acceptance. During the warranty period, we will repair or replace defective products free of charge.

Suppliers and Raw Materials

Our major raw material purchases include stainless steel, carbon steel and component parts, including disk springs and flanges. We operate a multiple-sourcing strategy, sourcing our raw materials through various suppliers located throughout China. We do not engage in hedging transactions to protect against raw material price fluctuations; instead, we attempt to mitigate the short-term risk of price swings on raw materials by obtaining pricing commitments from suppliers in advance for inclusion in our bids for large sales contracts. This process helps to fix our raw material costs at the time of bidding, thereby locking in our margins on large sales of wind towers and other fabricated metal specialty components. We have been able to source our steel purchases directly from steel producers instead of through steel distributors, further reducing our costs. We typically place component orders after we have received firm orders for our products and have received prepayments in order to minimize our inventory.

We do not generally have long-term supply agreements with any of our raw materials suppliers. We believe we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, and we maintain a good business relationship with all of our suppliers. Our principal suppliers are Tianjin Dongfang Huatai Trading Co., Ltd., Tianjin Iron and Steel Group Co., Ltd., Zhangjiagang Sanlin Flange Forging Co., Ltd., Qinhuangdao Hengyu Trading Co., Ltd. and Shenyang Huanggu Xinguang Steel Co., Ltd.

Customers

Our customers include major electrical utilities and large-scale industrial companies in China specializing in heavy industry, such as the wind power, steel and coke production, petrochemical, high voltage electricity transmission and thermoelectric industries.

As of December 31, 2010, we had cumulative orders of 246 wind towers, of which we had delivered 178 wind towers and we expect to deliver the remaining 68 wind towers in the first half of 2011. In addition, in October 2010, we entered into a master contract with Gezhouba Inner Mongolia Wind Power Equipment Co., Ltd., a wind power equipment manufacturer in China, pursuant to which we were subcontracted to supply approximately 66 wind towers in 2011, with the number of wind towers and delivery dates subject to our manufacturing capacity. Our wind tower customers are responsible for all assembly and installation of the wind tower units delivered. Advance and partial payments are due at agreed-upon milestones throughout the project duration and 10% of the purchase price is retained against any defects found by the customer during the warranty period of 18 months following customer acceptance. Our largest customers for wind towers in 2010, Huaneng Tieling Wind Power Generation Co. Ltd. and Huaneng Tongliao Wind Power Generation Co. Ltd., each a subsidiary of the China Huaneng Group, accounted for approximately 31% and 30%, respectively, of our net sales for the year ended December 31, 2010. China Guodian Inner Mongolia Xilinguole Tianhe Wind Power Generation Co., Ltd. and China Guodian Beipiao Wind Power Generation Co. Ltd., each a subsidiary of the China Guodian Corporation, accounted for approximately 15% and 12%, respectively, of our net sales for the year ended December 31, 2010.

The majority of our business for fabricated metal specialty components is by customer purchase order made in the ordinary course of business. Installation of our component products is the responsibility of the customer. We provide a standard warranty to our customers on our products to repair or replace defective components for up to 24 months from customer acceptance depending upon the terms negotiated with each customer. Our largest customer for bellows expansion joints in 2010, Henan Pinggao Electric Co., Ltd., accounted for approximately 3% of our net sales for the year ended December 31, 2010.

Intellectual Property

We and our subsidiaries rely on the patent and trade secret protection laws in China, along with confidentiality procedures and contractual provisions, to protect our intellectual property and maintain our competitive position in the marketplace. We have design patents in China for a connecting bend pipe, which expires in August 2015, and an enclosed compensator, which expires in March 2020. We applied for two additional design patents in China related to our disk spring sleeve bellows expansion joint in March 2010 and our CDQ high temperature bellows expansion joint in May 2010. We intend to apply for more patents in China to protect our core technologies. We have been granted an exclusive license to use a production method patent for lead-free soft solder with mischmetal from the Shenyang Industry University until December 31, 2016. Under the terms of the license, we will pay Shenyang Industry University royalties based on our sales associated with our use of the patent of no more than RMB 100,000 ($15,200) each quarter.

Research and Development

We spent $99,482 on research and development in 2010, and $66,582 in 2009 and $0 in 2008. We continue to evaluate opportunities to develop new products and will increase expenditures for research and development accordingly. We may increase future investments in research and development based on our growth and available capital.

Governmental and Environmental Regulation

The manufacturing of pressure vessels requires a special license issued by the State General Administration of the PRC for Quality Supervision and Inspection and Quarantine. We received a license to manufacture pressure vessels of Class III A2 grade on January 8, 2009, which expires on January 7, 2013. We plan to apply for a renewal of this manufacturing license and do not foresee any issue with its approval.

Our nondestructive radiological testing of products includes the use of x-rays for defect detection. In December 2008, the Bureau for Environmental Protection of Liaoning Province determined that the design and construction of our radiological (x-ray) defect detection room was in compliance with PRC Ministry of Health standards for radiological protection standards for industrial x-rays.

Our business and company registrations are in compliance in all material respects with the laws and regulations of the municipal and provincial authorities of Liaoning Province and China. We are subject to the National Environmental Protection Law of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution, with which we comply. We currently incur nominal costs in connection with environmental laws as our manufacturing processes generate minimal discharge and much of our solid waste, such as scrap metal, is repurposed or resold.

Competition

Our products compete presently only in the PRC domestic market. The general manufacturing industry for fabricated metal components in China is fragmented and diverse, has low barriers to entry and is highly competitive. We compete with PRC domestic private companies, state-owned companies and international manufacturers. Many of our competitors are more established and have substantially greater manufacturing, marketing and financial resources than we do, including state backing for some companies.

We compete in the wind tower business based on price, our reputation for quality and on-time delivery, our relationships with the state-owned utilities and our geographical proximity to high-growth regions in China for wind power production. Management believes that our welding quality, manufacturing experience and plant capacity for the production of large tower sections are key considerations in the awarding of contracts for wind tower components in China. Our principal competitors in the wind tower market are Engineering Company Ltd. (a subsidiary of the China Gezhouba Water & Power Group), Gansu Keyan Electricity Co., Ltd. and Qingdao Tianneng Electricity Engineering Machinery Co., Ltd. We sell wind towers directly to state-owned utilities and collaborate with wind turbine manufacturers to supply components for wind power project installations; we do not compete with wind turbine manufacturers.

Our principal competitor for high temperature bellows expansion joints for CDQ systems and connecting bend pipes in coking systems is NanJing ChenGuang. Our principal competitors in the disk spring sleeve bellows expansion joint market are Shanghai Huqiang Bellows Manufacture Co., Ltd., Shenyang Instrument Science Institution and Shenyang Aerosun-Futai Expansion Joint Co., Ltd. Our principal competitors in the pressure vessel market are Shenyang Aerospace Xinguang Group Co., Ltd. and Shenyang Luzheng Cooling & Heating Equipment Co., Ltd.

Seasonality

The majority of our business is affected by seasonality. We sell products that are installed outdoors. Consequently, demand for these fabricated metal specialty components can be affected by weather conditions. We typically experience stronger third and fourth calendar quarters and weaker first and second calendar quarters due to seasonal fluctuations in sales volumes. Our wind tower customers typically place requests for proposals in the fourth and first calendar quarters because of their internal operational schedules and annual budget requirements. In order to satisfy delivery schedules, we manufacture most of our wind tower products during the second and third calendar quarters for delivery in the second, third and fourth calendar quarters when weather conditions in the northern provinces of China, where our customers’ wind farms are located, are more favorable for installation by the customer.

Employees

As of December 31, 2010, we had 177 full time employees, all of whom are in China, and no part-time or seasonal employees. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees with all social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities. Many of these events are outside of our control. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations, and our limited revenues may affect our future profitability.

We and our subsidiaries began operations for the production of fabricated metal specialty components in September 2007 and introduced our bellows expansion joints products and pressure vessels in the first quarter of 2009 and our wind tower products in the first quarter of 2010. Our limited history of designing and manufacturing these fabricated metal specialty components may not provide a meaningful basis on which to evaluate our business. Moreover, we have limited revenues and we cannot assure you we will be able to expand our business and gross revenue with sufficient speed to maintain our profitability and not incur net losses in the future. While we expect our operating expenses to increase as we expand, any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at an early stage of development, including our potential failure to:

▪	expand our product offerings and maintain the high quality of our products;

▪	manage our expanding operations, including the integration of any future acquisitions;

▪	obtain sufficient working capital to support our expansion and to fill customers’ orders in time;

▪	maintain adequate control of our expenses;

▪	maintain our proprietary technology;

▪	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and

▪
anticipate and adapt to changing conditions in the wind power, steel, petrochemical and thermoelectric industries as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Our inability to manage successfully any or all of these risks may materially and adversely affect our business.

Our plans for growth rely on an increasing emphasis on the wind power industry; this sector faces many challenges, which may limit our potential for growth in this new market.

Our principal plan for growth is to manufacture wind towers for the PRC domestic wind power industry. For the year ended December 31, 2010, approximately 93% of our net sales were from sales of our wind towers. We expect a majority of our future revenues and earnings to come from sales of wind towers for the wind power industry in China.

The wind power industry sector in China faces many challenges as it expands, including a reliance on continued PRC government environmental and energy conservation policies and incentive programs, which are one of the industry’s major growth drivers. Wind power currently accounts for a small percentage of the power generated in China, and the existing power grid and transmission system lags behind existing and planned wind power plant construction. Furthermore, the wind power industry is generally not competitive without government incentive programs and initiatives because of the relatively high generation costs for wind power compared to most other energy sources. The current government incentive programs and initiatives include a feed-in tariff paid to wind power producers by grid utility companies, a mandatory obligation for grid utility companies to purchase all the electricity generated by renewable energy projects within its grid coverage, preferential tax treatment and government spending and grants for renewable energy programs. Most of our customers are highly dependent on these government incentives, initiatives and other favorable policies to support their operations. There can be no assurance that PRC government support of the wind power industry will continue at its current level or at all, and any decrease or elimination of government incentives currently available to industry participants may result in increased operating costs incurred by our current customers or discourage our potential customers from purchasing our products.

Our ability to market to this industry segment is dependent upon both an increased acceptance of wind power as an energy source in China and the industry’s acceptance of our products. We cannot assure you that we will be able to continue to develop this business successfully, however, and our failure to develop the business further will have a material adverse effect on our overall financial condition and the results of our operations. Additionally, any uncertainties or adverse changes in government incentives, initiatives or policies relating to the wind power industry will materially and adversely affect the investment plans of our customers and consequently our growth.

Contracts for wind power projects in China are awarded through competitive public bids and there is no assurance that we will be asked to bid on new projects or that we will win these bids.

Utilities in China award contracts for wind towers on a competitive basis. We generally become aware of upcoming projects by region as disclosed in annual NDRC wind development plans and through our customer relationships. Utilities disclose specific requests for proposals publicly via the Internet when they are prepared to accept bids. As a precursor to bidding, suppliers like us generally must have an existing relationship with the utility and a license to manufacture Class III A2 grade pressure vessels, which is often a specific requirement to bid on wind tower contracts. A substantial deposit based upon contract amount, typically around $125,000, is required for each bid, and is returned to the bidder approximately three months following bid submission. This process is designed to ensure that only companies with sufficient manufacturing capacity and capitalization bid on projects. It is our experience that typically three to six companies bid per contract. Competitive factors on wind tower bids include price, geographical proximity of the manufacturer to the wind power project, prior purchaser experience with the manufacturer and manufacturer reputation for quality and on-time delivery.

We may not be successful in future bids and may fail to obtain new projects as a result. We believe we remain competitive in our pricing and delivery schedules for wind towers, but we cannot assure you our competitors will not underbid us. If we are unable to maintain good relationships with the utilities, we may not be allowed to participate in the bidding process on new projects. Our license to manufacture Class III A2 grade pressure vessels expires in January 2013. If we are unable to renew our license, we may not be able to bid on new wind tower contracts. Furthermore, we must maintain sufficient capital for the deposits made in connection with our bids, which may limit our ability to use our working capital. To the extent we are unsuccessful in our bids to provide wind towers to new wind power projects, our future growth may be materially and adversely affected.

We derive a substantial part of our revenues from several significant customers. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be adversely affected.

We generate significant revenues from a limited number of customers. Our four largest customers accounted for approximately 88% of net sales for the year ended December 31, 2010, and our largest customer accounted for approximately 31% of net sales for the year ended December 31, 2010. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues and profitability may be adversely affected. We do not foresee relying on these same customers for revenue generation as we introduce new product lines and new generations of existing product lines because we expect our customers to change with each large-scale project. We cannot assure you, however, that we will be able to introduce successfully new products for large-scale projects in the future.

Additionally, many customers of our bellows expansion joints and pressure vessels purchase these products as part of their capital budget. As a result, we are dependent upon receiving orders for these products from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or otherwise require capital equipment. Our business for our bellows expansion joint and pressure vessel products is therefore dependent upon both the economic health of our customers’ industries and our ability to offer products that meet regulatory requirements, including environmental requirements, of such industries and are cost justifiable, based on potential regulatory compliance and cost savings in using our equipment in contrast to existing equipment or equipment offered by others. Any economic slowdown can affect all purchasers and manufacturers of capital equipment, and we cannot assure you that our business will not be significantly impaired as a result.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely affected.

We rely heavily on the expertise, experience and continued service of our senior management, including our Chief Executive Officer, Bei Lu. Loss of her services could adversely affect our ability to achieve our business objectives. Ms. Lu is a key factor in our success at establishing relationships with the major utility and industrial companies using our products because of her industry experience and reputation. The continued development of our business depends upon the continued employment of Ms. Lu. We currently do not have an employment agreement with Ms. Lu, and her standard labor contract does not include provisions for non-competition or confidentiality. Ms. Lu, who owns approximately 37.56% of our outstanding common stock as of December 31, 2010, has entered into a lockup agreement with us prohibiting her sale to the general public of all shares of our common stock held currently or acquired in the future until December 15, 2013, except in the event of a change of control or sale of our company.

We believe our future success will depend upon our ability to retain key employees and our ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by us for any period of time or that we will be able to attract, train or retain qualified personnel in the future. Such loss of personnel could have a material adverse effect on our business and company. Furthermore, we need to employ additional personnel to expand our business. Qualified employees are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. There is no assurance we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

We may not be able to keep pace with competition in our industry.

Our business is subject to risks associated with competition from new or existing industry participants who may have more resources and better access to capital. Many of our competitors and potential competitors may have substantially greater financial and government support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Among other things, these industry participants compete with us based upon price, quality, location and available capacity. We cannot be sure we will have the resources or expertise to compete successfully in the future. Some of our competitors may also be able to provide customers with additional benefits at lower overall costs to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors or that we will be able to succeed in the face of current or future competition. In addition, some of our customers are also performing more manufacturing services themselves. We may face competition from our customers as they seek to become more vertically integrated.

We currently are the only wind tower manufacturer in Tieling, Liaoning Province. Our competitive advantage in the region based on location would be harmed if a competitor established wind tower manufacturing facilities in or around Tieling.

We will face different market dynamics and competition as we develop new products to expand our target markets. In some markets, our future competitors would have greater brand recognition and broader distribution than we currently enjoy. We may not be as successful as our competitors in generating revenues in those markets due to the lack of recognition of our brand, lack of customer acceptance, lack of product quality history and other factors. As a result, any new expansion efforts could be more costly and less profitable than our efforts in our existing markets.

If we are not as successful as our competitors are in our target markets, our sales could decline, our margins could be impacted negatively and we could lose market share, any of which could materially harm our business.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Despite testing by us, defects may be found in existing or new products. Any such defects could cause us to incur significant return, exchange and re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver defective products, our credibility and the market acceptance and sales of our products could be harmed.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Material failure of any of our wind towers, bellows expansion joints or pressure vessels would have a material adverse effect on our business. Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, some of our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Although we perform testing on our products prior to delivery, we cannot be certain our products will be free from defects. Our wind towers are designed to exceed the entire expected life of their wind turbine installation, typically 20 years, but we cannot assure you of the operational life of our wind towers or their medium to long-term performance and operational reliability.

We do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. While we have not yet experienced any product liability claims against us, as a result of our limited operating history, we cannot predict whether product liability claims will be brought against us in the future or the impact of any resulting negative publicity on our business. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments.

We do not accrue any warranty reserve on our bellows expansion joints or pressure vessels products. Moreover, we have no historical basis on which to establish a reserve because of our limited operating history and lack of warranty expense since we began production.

We offer a warranty on our products to each of our customers to repair or replace any defective product during the warranty term, which is a negotiated term of up to 24 months from the customer acceptance date, but currently we record no reserve for warranty claims on our bellows expansion joints or pressure vessels products, only for our wind tower products. Warranty expense accrual is a company estimate of future warranty claims based primarily on testing and quality control procedures with consideration also given to the history of prior warranty claims and our abbreviated operating history. We maintain a warranty reserve of 0.5% of net sales of our wind tower products. Although we have not and do not currently intend to accrue warranty expense for our bellows expansion joints and pressure vessels products, if we incur warranty claims in the future, we would be required to make a reserve for warranty expense.

Certain raw materials used to manufacture our products make up a significant portion of the cost of those products, and price changes for these commodities may adversely affect our profitability.

Our largest raw material purchases consist of stainless steel and carbon steel. As such, fluctuations in the price of steel in the PRC domestic market will have an impact on our operating costs and related profits. International and PRC domestic steel prices have increased since 2009 along with the general economic recovery in China. The iron ore import price in China has also increased since 2009, which will impact the price and volume of steel produced by the PRC domestic steel industry.

Our profitability depends in part upon the margin between the cost to us of raw materials and our fabrication costs associated with converting such raw materials into assembled products, as compared to the selling price of our products. We do not engage in hedging transactions to protect against raw material price fluctuations. It is our intention to base the selling prices of our products in part upon the associated raw material costs to us. However, we may not be able to pass through to our customers all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or pricing. Our inability to offset price increases of raw materials with sufficient product price increases, or our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our business is seasonal and will become more seasonal as the wind power industry becomes a larger part of our business.

Our business is subject to seasonal fluctuations in sales volumes because we sell products that are installed outdoors and, consequently, weather conditions may affect demand for our products. Sales of our wind towers to the wind power industry in the northern provinces of China are affected by seasonal variations in both weather and customer operations. Customers generally request delivery during the second, third and fourth calendar quarters when the weather conditions in the northern provinces of China, where our manufacturing facilities and our customers’ wind farms are located, are more favorable for the installation of wind towers by the customer. Utilities typically place requests for proposals for new wind tower contracts in the fourth and first calendar quarters according to their internal operational schedules and annual budget requirements. In order to satisfy delivery schedules under these contracts, we manufacture most of our wind towers during the second and third calendar quarters for delivery in the second, third and fourth calendar quarters. As we expect the majority of our future revenues and earnings will be from the sale of wind towers to the wind power industry in China, our business will become more affected by the industry’s seasonal variations.

If we are not able to manage our rapid growth, we may not be profitable.

Our business has undergone rapid growth since we commenced production in early 2009. For the year ended December 31, 2010, our net sales were $22.3 million, a 716% increase over the year ended December 31, 2009. Our continued success will depend on our ability to expand and manage our operations and facilities. There can be no assurance we will be able to manage our growth, meet the staffing requirements for our business or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems we currently have in place will be adequate. Moreover, there can be no assurance we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the rapid development and expansion of our business, we expect to incur significant capital and operational expenses. Management anticipates that our existing capital resources, cash flows from operations, the proceeds from our recent private placement and current short-term bank loans will be adequate to satisfy our liquidity requirements for the next 12 months. However, if available funds are not sufficient to meet our plans for expansion, current operating expenses and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements. Our ability to obtain additional capital on acceptable terms, or at all, is subject to a variety of uncertainties, including:

▪	investors’ perceptions of, and demand for, companies in our industry;

▪	investors’ perceptions of, and demand for, companies operating in China;

▪	conditions in the United States and other capital markets in which we may seek to raise funds;

▪	our future results of operations, financial condition and cash flows;

▪	governmental regulation of foreign investment in companies in particular countries;

▪	economic, political and other conditions in the United States, China and other countries; and

▪	governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will obtain the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences or superior voting rights, be combined with the issuance of warrants or other derivative securities, or be the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or part of our strategy to maintain our growth and competitiveness or to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease operations.

Our accounts receivable remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our agreements with customers of our wind towers generally provide that 10% of the purchase price is due upon our deposit of restricted cash into a bank account as a contract guarantee, 20% upon our purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product. We account for payments received from customers prior to customer acceptance of the product as unearned revenue. Customer acceptance occurs after the customer puts the product through a quality inspection, which our customers normally complete within one to two weeks from their receipt of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is a negotiated term of up to 24 months from the customer acceptance date. Payment terms for our bellows expansion joints and pressure vessels are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer. We may experience payment delays from time to time of up to six months from the due date, as payment delays are very common in the manufacturing industry in China. Any customer delays in payment may have a negative impact on our cash flow and liquidity.

We are required to maintain various licenses and permits related to our business, and the loss of or failure to renew any or all of these licenses and permits may require the temporary or permanent suspension of some or all of our operations.

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our manufacturing business. We are required to acquire a manufacturing license for specialized equipment from the State General Administration of the PRC for Quality Supervision and Inspection and Quarantine in order to manufacture pressure vessels of the Class III A2 grade. Many utilities and large-scale industrial companies in China require manufacturers like us to have this Class III A2 grade pressure vessel manufacturing license before allowing for the submission of bids on contracts for fabricated metal specialty components such as wind towers. Our radiological testing of products includes the use of x-rays for defect detection and we are required to maintain our defect detection room in compliance with PRC Ministry of Health standards for radiological protection standards for industrial x-rays. Failure to maintain these standards, or the loss of or failure to renew such licenses and production permits, could result in the temporary or permanent suspension of some or all of our manufacturing or distribution operations and could adversely affect our revenues and profitability.

We may experience material disruptions to our manufacturing operations.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including: prolonged power failures; equipment failures; disruptions in the transportation infrastructure including roads, bridges, railroad tracks; and fires, floods, earthquakes, acts of war, or other catastrophes.

We cannot be certain that we will be successful in developing and marketing new products and improving our existing products.

We believe our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations in our existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

The technology used in our products may not satisfy the changing needs of our customers.

We believe that our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. We cannot assure you we will be able to keep pace with technological developments and market demands in our target industries and markets. Although certain technologies in the industries we occupy are well established, with any technology, including the technology of our current and proposed products, there are risks that the technology may not address successfully all of our customers’ needs. Moreover, our customers’ needs may change or vary. This may affect the ability of our present or proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner, which could have a material adverse effect on our business.

We face risks associated with managing operations in China.

All of our operations are conducted in China. There are a number of risks inherent in doing business in China, including the following:

▪	unfavorable political or economical factors;

▪	fluctuations in foreign currency exchange rates;

▪	potentially adverse tax consequences;

▪	unexpected legal or regulatory changes;

▪	lack of sufficient protection for intellectual property rights;

▪	difficulties in recruiting and retaining personnel, and managing international operations; and

▪	less developed infrastructure.

Our inability to manage successfully these risks could adversely affect our business. Furthermore, we can provide no assurances that any new market expansion will be successful because of the risks associated with conducting such operations, including the risks listed above.

We may not be able to obtain regulatory approvals for our products.

The PRC and local provincial governments regulate the manufacture and sale of our products in China. Although our licenses and regulatory filings are up to date, the uncertain legal environment in China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions or terminate their agreements or other understandings with us. Failure to obtain or maintain, or any delay in obtaining, any of these licenses and regulatory filings may subject us to fines, penalties or business interruption, and therefore could have a material and adverse effect on our business and prospects.

Our insurance coverage may be inadequate to protect us from potential losses.

We do not maintain business interruption insurance. The insurance industry in China is in its early stage of development and the business interruption insurance and the product liability insurance available currently in China offers limited coverage compared to that offered in many other countries, especially in the United States. Any business disruption or natural disaster could result in substantial costs and a diversion of resources, which would have a material and adverse effect on our business and results of operations. Our business operations, particularly our production facilities, involve risks and hazards that could result in damage to, or destruction of, property and machinery, personal injury, business interruption and possible legal liability. In addition, we do not have product liability insurance covering bodily injuries and property damage caused by the products we sell. Therefore, we are exposed to risks associated with product liability claims and may need to bear the litigation cost if the use of our products results in bodily injury or property damage. We do not carry key-man life insurance, and if we lose the services of any senior management and key personnel, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects. Furthermore, we do not have property insurance, and we are exposed to risks associated with losses in values of our equipment, facilities and inventory due to fire, earthquake, flood and a wide range of natural disasters. We do not have personal injury insurance and accidental medical care insurance. Although we require that the third-party transportation companies we engage maintain insurance policies with respect to inland transit risks for our products, the coverage may be inadequate to protect us from potential claims against us and the losses that may result. The occurrence of a significant event for which we are not fully insured or indemnified, or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various national banks located in China. Our cash accounts are not insured or otherwise protected against loss. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank.

We may not be able to protect our technology and other proprietary rights adequately.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties, both domestically and abroad. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

▪	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;

▪	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;

▪	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or

▪
another party may obtain a blocking patent and we or our licensors would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

Effective protection of intellectual property rights may be unavailable or limited in China or certain other countries. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We, or the owners of the intellectual property rights licensed to us, may be subject to claims that we or such licensors have infringed the proprietary rights of others, which could require us and our licensors to obtain a license or change designs.

Although we do not believe any of our products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or those from whom we have licenses or that any such assertions or prosecutions will not have a material adverse effect on our business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us or those from whom we have licenses, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Our business could be subject to environmental liabilities.

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, our business is subject to the National Environmental Protection Law of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution. Although we believe we are in compliance in all material respects with the environmental laws and regulations of the municipal and provincial authorities of Liaoning Province and China, if it is determined that we are in violation of these regulations, we could be subject to financial penalties as well as the loss of our business license. Furthermore, if the national or local government adopts more stringent environmental regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations and may be subject to adverse publicity. We currently incur nominal costs in connection with our compliance with environmental laws as our manufacturing processes generate minimal discharge. However, the risk of environmental liability and charges associated with maintaining compliance with PRC environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We incur significant costs as a result of our operating as a public company and our management is required to devote substantial time to new compliance initiatives.

While we are a public company, our compliance costs prior to the acquisition of Creative Bellows were not substantial in light of our limited operations. Creative Bellows never operated as a public company prior to our acquisition of it. As a public company with substantial operations, we incur increased legal, accounting and other expenses. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited financial statements to shareholders is time-consuming and costly.

It will also be time-consuming, difficult and costly for us to implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to implement appropriate internal controls and reporting procedures.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal control over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully as a newly public company. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our inability or failure to report and file our financial results accurately and timely could harm our business and the trading price of our common stock.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations.

After our acquisition of Creative Bellows, we became a holding company with no material assets other than the stock of our two wholly owned subsidiaries in China, Creative Bellows and Creative Wind Power, itself a wholly owned subsidiary of Creative Bellows. Accordingly, Creative Bellows and Creative Wind Power conduct all of our operations. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

All of Creative Bellows’ liabilities survived its acquisition by us, and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before our acquisition of Creative Bellows, certain due diligence activities on CleanTech and Creative Bellows were performed. The due diligence process may not have revealed all liabilities (actual or contingent) of CleanTech and Creative Bellows that existed or which may arise in the future relating to activities before the consummation of our acquisition of Creative Bellows. Notwithstanding that all of CleanTech’s pre-closing liabilities were transferred to a third party pursuant to the terms of the Share Exchange Agreement, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve. The transfer pursuant to the Share Exchange Agreement may not be sufficient to protect us from claims and liabilities, and any breaches of related representations and warranties. Any liabilities remaining from pre-closing activities could harm our financial condition and results of operations.

We pledged one of our manufacturing plants as collateral for its construction cost, and if we do not make payments under its construction agreement, we can be removed from the plant, causing significant disruption to our business.

One of our manufacturing plants was built pursuant to a construction agreement entered into with the local government authority, the Administration Committee for Liaoning Special Vehicle Production Base, or LSVPB, on September 21, 2009. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,849,684 (RMB 12,249,900) in plant construction costs over five equal annual installment payments. We started using the completed plant in August 2010. LSVPB has the right to foreclose on the plant in the event that our payments are in arrears for more than two years. In the event that we fail to make the annual installment payments in a timely manner and LSVPB forecloses on the plant, and we are unable to relocate immediately to comparable facilities, our manufacturing process will be significantly disrupted, and our business, financial condition and results of operations will be adversely affected.

Risks Related to Business in China

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 10.3% in 2010, as measured by the year-over-year change in Gross Domestic Product, or GDP, according to the National Bureau of Statistics of China, or the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, declined during the current worldwide economic downturn from a high of 8.7% in February 2008 to a low of -1.8% in July 2009. The annual inflation rate in China was 4.6% as of December 2010, according to the NBS, and is expected to continue to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In addition, the People’s Bank of China, which is the central bank of the PRC, has effected several increases in interest rates in response to inflationary concerns in China’s economy. The implementation of such policies may further impede future economic growth. If the People’s Bank of China continues to raise interest rates, economic activity in China could further slow and, in turn, materially increase our costs and reduce demand for our products and services.

China’s economic policies could affect our business.

All of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of clean energy investments and expenditures in China, which in turn could lead to reduced demand for our products and consequently have a material adverse effect on our business.

We may have difficulty establishing adequate management, legal and financial controls in China.

Historically, China has not adopted an international style of management or financial reporting concepts and practices, nor modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet international standards.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

China could change its policies toward private enterprises or nationalize or expropriate private enterprises.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the PRC government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The PRC government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could result in the total loss of your investment.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes to existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Furthermore, the political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China’s developing and sometimes corrupt judicial systems.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and several of our directors, including the Chairman of our Board of Directors, are citizens of the PRC, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us or our executive officers and directors by a shareholder or group of shareholders in the U.S. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive officers by U.S. courts. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

Fluctuation of the Renminbi may affect our financial condition and the value of our securities.

Although we use the USD for financial reporting purposes, most of the transactions effected by our operating subsidiaries are denominated in RMB. The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and reduce their intervention in the foreign exchange market.

Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China. Moreover, fluctuations in the exchange rate between the USD and the RMB will affect our financial results reported in USD terms without giving effect to any underlying change in our business, financial condition or results of operations. As a holding company, we rely principally on dividends and other distributions paid to us by our operating subsidiaries in China for our cash needs, and any significant revaluation of the RMB could adversely affect our cash flows. The value of our common stock likewise will be affected by the foreign exchange rate between the USD and the RMB, and between those currencies and other currencies in which our sales may be denominated. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue in the future that will be exchanged into USD and earnings from, and the value of, any USD-denominated investments we make in the future. For example, if we need to convert U.S. dollars into Renminbi for our operational needs and the RMB appreciates against the USD at that time, our financial position, our business and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for declaring dividends on our common stock or for other business purposes and the USD appreciates against the RMB, the USD equivalent of our earnings from our subsidiaries in China would be reduced.

PRC regulations relating to mergers, off-shore companies and PRC resident shareholders, if applied to us, may limit our ability to operate our business.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require involved parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our subsidiaries in China has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions acceptable to us or sufficiently protective of our interests.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our subsidiaries in China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE. However, the relevant PRC government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC governmental authorities, including SAFE. In particular, if our subsidiaries borrow foreign currency loans from us or other foreign lenders, these loans must be registered with SAFE. If we finance our subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the NDRC, the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect the ability of our subsidiaries to obtain foreign exchange through debt or equity financing.

PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in off-shore companies as well as registration requirements of employee stock ownership plans or share option plans may subject the our PRC resident shareholders to personal liability and limit its ability to acquire companies in China or to inject capital into its operating subsidiaries in China, limit its subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business.

SAFE issued a public notice in October 2005, which we refer to as Circular 75, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “off-shore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an off-shore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that off-shore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. If any PRC resident who is the shareholder of an off-shore special purpose company fails to comply with the SAFE registration requirements, the PRC subsidiaries of the off-shore special purpose company may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their off-shore parent company and the off-shore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. We cannot predict fully how Circular 75 will affect our business operations or future strategies because of ongoing uncertainty over how Circular 75 is interpreted and implemented, and how or whether SAFE will apply it to us.

We have requested our PRC resident beneficial owners, including our Chairman and Chief Executive Officer, to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us. We cannot provide any assurance that all of our present or prospective direct or indirect PRC resident beneficial owners have complied or will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under the PRC foreign exchange regime. To date, all of our grants of options have been solely to U.S. citizens. We currently have no employee stock ownership plan or share option plan in effect. If we establish an employee stock ownership plan or share option plan and fail to comply with the relevant registration procedures, we may be subject to fines and legal sanctions or be prevented from making distributions or paying dividends, as a result of which our results of operations and ability to distribute profits could be materially and adversely affected.

The Waiver and Release Agreements between us and certain shareholders may be challenged by PRC tax authorities and be subject to transfer pricing adjustments.

On October 27, 2010, pursuant to the Waiver and Release Agreements, certain shareholders waived any right to receive further payment for their ownership interests in us resulting from the Share Exchange Agreement in exchange for a mutual release of claims. Under applicable PRC tax rules, any transaction between related parties must be priced on an arm’s length basis. The PRC tax authority has the right to investigate any related party transaction and to make adjustment if it finds that the price does not reflect an arm’s length transaction. The PRC tax authority would make adjustments by applying a deemed arm’s length price to the transaction. Given that the parties to the respective Waiver and Release agreements were related parties, there is a possibility that these transfers may be challenged and investigated by the PRC tax authority and deemed to have been made without consideration. If the deemed appropriate arm’s length price determined by the PRC tax authority during such investigation is higher than that already paid to those shareholders, such excess amount could be subject to a 20% PRC income tax. Although we believe that the respective individual shareholders would be responsible for any possible PRC income tax, we understand that it is common practice for PRC tax authorities to enforce the tax collection against the entity at issue, which in this case would be us. If the PRC tax authorities do hold us responsible for these taxes, we may be required to pay the possible PRC tax on behalf of certain shareholders for these transactions.

If we fail to satisfy our required additional contribution of registered capital to Creative Bellows, our business in China will be adversely affected.

As of January 14, 2011, we are required to contribute $8.1 million as additional contribution of registered capital to Creative Bellows by July 2012. Under PRC laws, shareholders of a foreign-invested enterprise are required to contribute capital to satisfy the registered capital requirement of the foreign-invested enterprise within a period of not more than two years from the date when the foreign-invested enterprise’s license to conduct business is initially granted. The relevant PRC government agencies may grant an additional three-month grace period. If the shareholders are unable to complete the registered capital contribution within the grace period, the foreign-invested enterprise may apply to the relevant PRC government agencies for a reduction of the registered capital requirement. If the reduction of the registered capital requirement is not approved and the capital contribution remains incomplete, the foreign-invested enterprise may be required to pay a penalty.

Our subsidiaries in China may be exposed to penalties by the PRC government due to noncompliance with taxation, land use and construction administration, environmental and employment rules.

We believe that our subsidiaries in China have operated in compliance with PRC taxation, land use and construction administration, environmental and employment rules. However, we have not obtained letters from the competent PRC government authorities confirming such compliance. If any competent PRC government authority takes the position that there is noncompliance with the taxation, land use and construction administration, environmental or employment rules by our subsidiaries, our subsidiaries may be exposed to penalties by such PRC government authority, in which case the operations of our subsidiaries may be adversely affected.

We operate in the PRC through our wholly owned operating entities, and the local office of the MOFCOM has initially approved Creative Bellows’ WFOE status. However, we cannot assure you that such approval procedures have been completely satisfied.

On August 8, 2006, six PRC regulatory agencies, including MOFCOM and the China Securities Regulatory Commission, or the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Regulations, which govern the acquisition of PRC domestic enterprises by foreign investors as well as the listing of certain non-PRC entities on exchanges outside of China. The M&A Regulations took effect on September 8, 2006. Under the M&A Regulations, the approval of MOFCOM’s central office is required for any acquisition of a PRC domestic enterprise by a foreign investor established or controlled by a PRC person associated with the PRC domestic enterprise. The M&A Regulations further prohibit the use of equity of a foreign investor whose shares are traded on an over-the-counter market as consideration in the acquisition of a PRC domestic enterprise.

We believe that our issuance of equity to the shareholders of Creative Bellows and their designees, which was at the time of such issuance a PRC domestic enterprise, did not require the approval of MOFCOM because it was not in consideration for the acquisition of a PRC domestic enterprise. We further believe that our acquisition of approximately 87% of Creative Bellows in August 2010, by which time Creative Bellows had been transformed into a Sino-foreign joint venture company, and our acquisition of the remaining minority interest in Creative Bellows in October 2010, was not governed by the M&A Regulations but rather by the 1997 Provisions on Changes in Equity Interest of Foreign Investment Enterprises, which do not require the approval of MOFCOM’s central office in connection with the acquisition of interests in a foreign-invested entity by a foreign investor owned in part by shareholders of the foreign-invested entity.

Furthermore, in October 2010, we received approval to acquire the remaining minority interest in Creative Bellows from its shareholders for cash consideration. On October 27, 2010, pursuant to the Waiver and Release Agreements, the shareholders of Creative Bellows waived any right to receive any part of this cash consideration for their ownership interests in Creative Bellows in exchange for a mutual release of claims. Because the PRC regulatory approval of our acquisition of the remaining minority interest in Creative Bellows was based on the payment of cash as consideration for those ownership interests, it is unclear whether we must submit Creative Bellows’ WFOE application for reapproval by MOFCOM and SAFE, or at least notify MOFCOM of the change in consideration used.

The meaning of many of the provisions of the M&A Regulations is still unclear, and regulators have wide latitude in the enforcement of these and other relevant regulations. If MOFCOM subsequently determines that we should have obtained the approval of MOFCOM’s central office for any or all of the transactions described above, we may be subject to fines and penalties on our operations in China, have our operating privileges limited, have the payment or remittance of dividends paid by Creative Bellows delayed or restricted, or be subject to other regulatory or administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

The approval of the CSRC may be required under the M&A Regulations in connection with our acquisition of Creative Bellows and, if required, we cannot predict whether we will be able to obtain such approval.

The M&A Regulations require that if an overseas company established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to MOFCOM for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the CSRC prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking the CSRC’s approval of their overseas listings.

The application of the M&A Regulations remains unclear. We believe that we are not required to obtain the approval of the CSRC for our listing because we are not an off-shore special purpose company, as defined in the M&A Regulations. If the CSRC or another PRC regulatory agency subsequently determines that approvals from MOFCOM or the CSRC were required for our acquisition of Creative Bellows, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The PRC regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of our foreign currency in our offshore bank accounts into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

If MOFCOM or the CSRC later requires that we obtain its approval, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding these approval requirements could materially and adversely affect the trading price of our common stock.

Failure to register with the PRC foreign exchange authorities the cash payment for some of the equity of Creative Bellows that we acquired could have an adverse impact on our ability to transfer funds in or out of China.

PRC law requires the registration with SAFE of any payments made by a foreign investor in exchange for the equity of a PRC domestic enterprise or foreign-invested enterprise. Because Bei Lu, Dianfu Lu, Wenge Chen and Wonderful Limited waived their right to receive any cash payments in connection with the transfer to us of their equity in Creative Bellows, no registration of a cash payment was possible or was made. We cannot assure you that SAFE will not view this as a failure to comply with PRC laws relating to foreign exchange and take actions that could delay or restrict our ability to transfer funds in or out of China in the future, or subject us to fines or penalties.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The PRC corporate tax regime continues to undergo substantial revision. Tax benefits that we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the PRC government that are significantly higher than currently anticipated. These increased tax obligations could negatively affect our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax treatment for which we are eligible in China remains subject to approval and is scheduled to expire over the next several years.

As of October 2010, Creative Bellows has been classified as a “high technology enterprise” eligible for certain tax benefits, including a preferential 15% enterprise income tax rate instead of the standard 25% enterprise income tax rate. These tax benefits are retroactive for 2010 and any income tax we paid in 2010 under the higher standard rate either will be refunded to us or offset in future periods and recorded as income tax benefit. Our eligibility for the tax benefits lasts until December 31, 2012. When the tax benefits expire, and if our favorable tax treatment is not continued, our income tax expenses will increase, which will reduce our net income.

Under the Enterprise Income Tax Law, we are likely to be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it must be treated as a PRC domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Off-shore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation regarding non-PRC enterprise or group controlled off-shore entities. Pursuant to the Notice, an enterprise incorporated in an off-shore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if: (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest or gains on the investment of financing proceeds and other non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Dividends distributed by us to our non-PRC resident shareholders may be subject to PRC withholding taxes.

Before the EIT came into effect on January 1, 2008, dividends paid to foreign investors by foreign-invested enterprises, such as dividends paid to us by our subsidiaries in China, were exempt from PRC withholding tax. We are a Nevada holding company and substantially all of our income is derived from dividends we receive from our subsidiaries in China. Pursuant to the EIT, dividends generated after January 1, 2008, and distributed to us by our subsidiaries are subject to withholding tax at a rate of 5%, provided that we are determined by the relevant PRC tax authorities to be a “non-resident enterprise” under the EIT and hold at least 25% of the equity interest of our subsidiaries. If we are determined to be a “resident enterprise,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. In addition, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

The State Administration for Taxation, or SAT, promulgated “Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement” on October 27, 2009, or SAT Circular 601, which provides guidance for determining whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and tax arrangements. According to SAT Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. The agent or conduit company normally refers to a company that is registered in a jurisdiction other than China and merely meets the minimum legal requirements on organizational form and is not engaged in substantive operational activities for manufacturing, distribution or management. It is still unclear how SAT Circular 601 is implemented by SAT or its local counterparts in practice and whether we could be recognized as a “beneficial owner.” If we are deemed a non-resident enterprise but not qualified as a beneficial owner, we will not be entitled to a reduced 5% withholding tax and the 10% withholding tax would be imposed on our dividend income received from our subsidiaries. As a result, our net income would be reduced and our operating results would be adversely affected.

Our compliance with the Foreign Corrupt Practices Act may put us at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

Risks Related to Our Securities

Our common stock may be delisted from trading on the NASDAQ Capital Market, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock currently is listed on the NASDAQ Capital Market. We cannot assure you that our common stock will continue to be listed on the NASDAQ Capital Market in the future. If The NASDAQ Stock Market LLC, or the NASDAQ, delists our common stock from trading on the NASDAQ Capital Market, we could face significant material adverse consequences, including:

▪	a limited availability of market quotations for our common stock;

▪	a reduced liquidity with respect to our common stock;

▪
a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

▪	a limited amount of news and analyst coverage for our company; and

▪	a decreased ability to issue additional securities or obtain additional financing in the future.

On January 13, 2011, we received a delisting notice from the NASDAQ Staff pursuant to its discretionary authority under Listing Rule 5101, which asserts that we failed to timely notify NASDAQ of our plans to complete the December 2010 financing transactions during the listing application process as required by Listing Rules 5205(e) and 5250(a)(1). We have appealed the Staff’s decision to an independent NASDAQ Hearings Panel. Until the Panel reaches a final determination, our common stock will continue to be listed on the NASDAQ Capital Market. We cannot assure you that our appeal for continued listing will be successful.

The market price for our common stock may be volatile.

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Moreover, the perception in the public market that shareholders might sell shares of our stock could depress the market for our shares. Our directors and executive officers and certain of our other shareholders who received shares of our common stock issued pursuant to the Share Exchange Agreement are subject to lockup agreements that prohibit their sale of all shares of our common stock held currently or acquired by them in the future to the general public until December 15, 2013, except in the event of a change of control or sale of our company. Upon the termination of these lockup agreements, if such shareholders sell substantial amounts of our common stock in the public market, such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price we deem reasonable or appropriate.

We may issue additional shares of our capital stock to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 31, 2010, there were 72,155,868 authorized and unissued shares of our common stock available for future issuance, based on 24,963,322 shares of our common stock outstanding and our reservation of 2,880,810 shares of our common stock issuable upon exercise of outstanding warrants and options, and 100,000,000 authorized and unissued shares of our preferred stock available for future issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Furthermore, China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital and restrict the amount of capital available for distribution as dividends. See “Risks Related to Our Business – We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations.” Although our management believes that we are in compliance with these regulations, should these regulations or their interpretation by PRC courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Our principal shareholder has the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of December 31, 2010, Bei Lu, our Chairman and Chief Executive Officer, and our largest shareholder, owned approximately 37.56% of our outstanding common stock. Ms. Lu exerts significant influence over us, giving her the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Ms. Lu, we could be prevented from entering into potentially beneficial transactions if they conflict with our principal shareholder’s interests. The interests of Ms. Lu may differ from the interests of our other shareholders.

Provisions in our Articles of Incorporation and Amended and Restated Bylaws could make it very difficult for you to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Pursuant to our Articles of Incorporation, members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Articles of Incorporation and Amended and Restated Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices and our designing and manufacturing facilities are located in the Tieling Economic Development Zone, Tieling, Liaoning Province, China. We own eight buildings, which together include our office headquarters and manufacturing facilities. Creative Bellows has been granted land use rights in Tieling to 94,473 square meters through 2058. Our current facilities have a total production space of 17,246 square meters. We believe that our existing facilities are adequate for current operations and presently foreseeable operations.

Item 3. Legal Proceedings

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “CTEK.” Prior to December 15, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “EVCP” since October 23, 2008. No trades of our common stock occurred through the facilities of the OTC Bulletin Board until July 2, 2010. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTC Bulletin Board beginning on July 2, 2010, through to December 14, 2010, and as reported on the NASDAQ Capital Market thereafter.

	High	Low
Third Quarter 2010 (July 2, 2010 – September 30, 2010)	$9.50	$5.10
Fourth Quarter 2010 (through December 14, 2010)	$9.00	$6.05
Fourth Quarter 2010 (December 15, 2010 – December 31, 2010)	$8.99	$7.00

Holders of Record

As of February 18, 2011, there were approximately 179 shareholders of record. Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. We currently intend to utilize all available funds to develop our business.

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiaries in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

In addition, Circular 75 requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. If the PRC subsidiaries of an off-shore parent company do not report the need for their PRC investors to register to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their off-shore parent company. Although we believe that our subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by PRC courts or regulatory agencies change, we may not be able to pay dividends outside of China.

Securities Authorized for Issuance under Equity Compensation Plans

During the year ended December 31, 2010, we did not have a formal equity compensation plan in effect. The following table sets forth information regarding all equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	60,000	(1)	$8.42	0
Total	60,000		$8.42	0

(1) Consists of grants we made during the year ended December 31, 2010, to two of our independent directors, Messrs. Staloff and Rizzello, of options to purchase 60,000 shares of our common stock. We granted options to purchase 30,000 shares of our common stock to Mr. Staloff on July 13, 2010, of which options to purchase 10,000 shares vested immediately on the grant date and the remaining options to vest in increments of 10,000 shares on each subsequent anniversary of the grant date. Mr. Staloff’s options expire on the third anniversary of their vesting date and entitle him to purchase shares of our common stock at $8.44 per share. We granted options to purchase 30,000 shares of our common stock to Mr. Rizzello on December 16, 2010, of which options to purchase 10,000 shares vested immediately on the grant date and the remaining options to vest in increments of 10,000 shares on each subsequent anniversary of the grant date. Mr. Rizzello’s options expire on the third anniversary of their vesting date and entitle him to purchase shares of our common stock at $8.40 per share. Mr. Rizzello voluntarily resigned from the Board of Directors on February 21, 2011, forfeiting his unvested options to purchase 20,000 shares of our common stock.

Recent Sales of Unregistered Securities

Disclosed previously in filings with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2010.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

Overview

We are a manufacturer of structural towers for megawatt-class wind turbines as well as other highly engineered metal components used in the energy industry and other industries in the PRC. We currently design, manufacture, test and sell structural towers for 1, 1.5 and 3MW on-land wind turbines, and believe that we have the expertise and manufacturing capacity to provide towers for higher-powered on-land and off-shore turbines. We are currently the only wind tower manufacturer within Tieling, Liaoning Province, which we believe provides us with a competitive advantage in supplying towers to the wind-energy-rich northern provinces of China. We also manufacture specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels. Our products provide solutions for China’s increasing demand for clean energy.

We sell our products exclusively in the PRC domestic market. Our current wind tower customers include two of China’s five largest state-owned utilities, which are among the top wind farm operators in China as measured by installed wind capacity. We produce wind towers, a component of wind turbine installations, but do not compete with wind turbine manufacturers. Our specialty metal products are used by large-scale industrial companies involved mainly in the steel and coke, petrochemical, high-voltage electricity transmission and thermoelectric industries.

We operate through two wholly owned subsidiaries organized under the laws of the PRC: Creative Bellows and Creative Wind Power. Creative Bellows was incorporated on September 17, 2007, and is our WFOE; Creative Bellows owns 100% of Creative Wind Power, which was incorporated on May 26, 2009. Creative Bellows provides the production expertise, employees and facilities to manufacture our wind towers, bellows expansion joints, pressure vessels and other fabricated metal specialty products. Creative Wind Power markets and sells the wind towers designed and manufactured by Creative Bellows.

Company History

We were incorporated in the State of Nevada on May 9, 2006, under the name Everton Capital Corporation, as an exploration stage company with no revenues and no operations, engaged in the search for mineral deposits or reserves. On June 18, 2010, we changed our name to CleanTech Innovations, Inc. and authorized an 8-for-1 forward split of our common stock effective July 2, 2010. Prior to the forward split, we had 5,501,000 shares of our common stock outstanding, and, after giving effect to the forward split, we had 44,008,000 shares of our common stock outstanding. We authorized the forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace after the acquisition of Creative Bellows as described below.

The acquisition of Creative Bellows was accomplished pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended. Pursuant to the Share Exchange Agreement, on July 2, 2010, we issued 15,122,000 shares of our common stock to the three owners of Creative Bellows and two of their designees in exchange for their agreement to enter into and consummate a series of transactions, described below, by which we acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Jonathan Woo, our former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of our common stock to us for cancellation. Mr. Woo received compensation of $40,000 from us for the cancellation of his shares of our common stock. Upon completion of the foregoing transactions, we had 19,130,000 shares of our common stock issued and outstanding. Simultaneously with the foregoing transactions, we changed our fiscal year end from August to December.

On July 15, 2010, the AIC issued a Sino-foreign joint venture business license for Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of our capital injection of approximately $23.3 million in cash in exchange for approximately 87% of Creative Bellows. Finally, on October 15, 2010, we obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for approximately $6 million in cash. On October 27, 2010, pursuant to the Waiver and Release Agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests in exchange for a mutual release of claims. As a result of these transactions, Creative Bellows became our 100% subsidiary effective as of October 15, 2010. We are required to contribute $14.2 million as additional contribution of capital to Creative Bellows by July 2012.

For accounting purposes, the Share Exchange Agreement and subsequent transactions described above were treated as a reverse acquisition and recapitalization of Creative Bellows because, prior to the transactions, we were a non-operating public shell and, subsequent to the transactions, the shareholders of Creative Bellows owned a majority of our outstanding common stock and exercise significant influence over the operating and financial policies of the consolidated entity.

On July 12, 2010, we completed a private placement pursuant to which we sold 3,333,322 units, consisting of one share of our common stock and a warrant to purchase 15% of one share of our common stock, at $3.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase an aggregate of up to 499,978 shares of our common stock at $3.00 per share. We may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of our common stock to the placement agents in the private placement.

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase an aggregate of up to 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at an annual rate of 10% payable quarterly beginning on December 13, 2010, and has a maturity date of March 1, 2012.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivable and Retentions Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The past due receivables are determined based on contractual payment terms specified in the contract. We do not anticipate any significant credit risk because the majority of our customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations.

The retention rate generally is 10% of the sales price with a term of 1-2 years, but no later than the termination of the warranty period.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. The customer is responsible for installation and integration of our products into their end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of the products.

Sales revenue represents the invoiced value of goods, net of VAT. Our products sold and services provided in China are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product. We recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

We provide a warranty to all of our customers on our products for up to 24 months depending on the terms negotiated with each customer. During the warranty period, we will repair or replace defective products free of charge. We do not consider the warranty an additional service; rather, the warranty is considered an integral part of the product’s sale. There is no general right of return indicated in the contracts or purchase orders. If a product under warranty is defective or malfunctions, we are responsible for fixing it or replacing it with a new product. Our products are our only deliverables.

We have implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. We monitor warranty claims and accrue for warranty expense accordingly, using ASC Topic 450 to account for our standard warranty.

We provide after-sales services at a charge after expiration of the warranty period. We recognize such revenue when such service is provided.

Foreign Currency Translation and Transactions and Comprehensive Income (Loss)

The accompanying consolidated financial statements are presented in USD. Our functional currency is the USD, while the functional currency of our wholly owned subsidiaries is the RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The translation adjustments are recorded as a separate component of stockholders’ equity captioned “Accumulated other comprehensive income (loss).” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expense)” in the consolidated statements of operations. As of the date hereof, there have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Management determined that our product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment in accordance with ASC 280. We operate exclusively in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for each of our products, principally the rolling and welding of raw steel materials, make use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, which utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, solely for the purpose of marketing and selling our wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

Our sales in 2009 consisted primarily of bellows expansion joints and pressure vessels and reflected pricing based on lower sales volume of higher-margin products with unique customer design requirements, which resulted in gross margins of 52%. This concentration on higher-margin products and low sales volume led to higher gross margins for these products for the year ended December 31, 2009, which management believes are not sustainable as production volume increases and our product lines become more diversified. For the year ended December 31, 2010, the gross margins for our bellows expansion joints and pressure vessels decreased as our mix of bellows expansion joints and pressure vessels broadened to include more components with lower margins. We expect a further decrease in our gross margins going forward for bellows expansion joints and pressure vessels as these product lines continue to broaden.

We initiated sales of our wind towers in the second quarter of 2010 and we expect the majority of our sales going forward will be of our wind towers. Initial gross margins of our wind towers were impacted by one-time startup costs of approximately $100,000, production inefficiencies associated with the introduction of a new product line and lower sales volume, which reduced gross margins significantly at the time the startup costs were incurred. We experienced an increase in gross margins for our wind towers since the quarter ended June 30, 2010, because of increased sales volume, improved production efficiencies and the elimination of certain startup costs. We expect a further increase in the gross margins of our wind towers going forward. In addition, our blended gross margin of 29% for the year ended December 31, 2010, was lower than for the year ended December 31, 2009, largely due to the decrease in our gross profits from bellows expansion joints and pressure vessels to a more sustainable level from 52% for the year ended December 31, 2009, in addition to the introduction of our comparatively lower-margin wind tower products.

As our overall mix of products and product gross margins broadens and sales volume increases, we expect the gross margins of our product lines to converge and stabilize toward the current blended gross margin of approximately 28% to 30%. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment in accordance with ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

Backlog

As of December 31, 2010, our backlog of orders expected to be delivered in 2011 was $39.6 million, which included $27.1 million in wind tower contracts, net of VAT. We did not track backlog prior to 2010.

RESULTS OF OPERATIONS

Year Ended December 31, 2010, compared to the Year Ended December 31, 2009

The following table presents the consolidated results of operations for the years ended December 31, 2010 and 2009.

	2010		2009
	$	% of Sales	$	% of Sales
Net sales	22,291,095	100%	2,730,954	100%
Cost of goods sold	15,811,154	71%	1,301,400	48%
Gross profit	6,479,941	29%	1,429,554	52%
Total operating expenses	2,085,721	9%	427,260	15%
Income from operations	4,394,220	20%	1,002,294	37%
Total non-operating income	773,352	3%	111,169	4%
Income tax expense	(948,731)	(4)%	(282,098)	(10)%
Net income	4,218,841	19%	831,365	31%

NET SALES

Net sales for the year ended December 31, 2010, increased to $22.29 million from $2.73 million for 2009, an increase of $19.56 million or 716%. Net sales for the year ended December 31, 2010, consisted of $20.65 million in sales of wind towers and $1.64 million in sales of bellows expansion joints and pressure vessels, while our net sales for 2009 consisted entirely of bellows expansion joints and pressure vessels. The increase in net sales was attributable to our commencement in the second half of 2010 of production and sales of wind towers, which became our main product line in the second quarter of 2010 and continues to experience an increase in demand. Our wind tower products have higher unit prices but longer production cycles than our other products because our wind towers are customized to order and the selling prices vary based on customer specifications.

COST OF GOODS SOLD

Cost of goods sold for the year ended December 31, 2010, increased to $15.81 million from $1.3 million for 2009. Cost of goods sold includes material costs, primarily steel, and labor costs and related overhead. The increase in cost of goods sold is attributed to the introduction and significant increase of production and sales volume of our wind tower products in 2010. Cost of goods sold as a percentage of net sales for the year ended December 31, 2010, was 71% compared to 48% for 2009. The increase in cost of goods sold as a percentage of sales was mainly due to the commencement and increased sales and production of wind towers in 2010, which have a higher cost compared to our other products because of the raw material costs in proportion to total costs of our wind tower products was about 11% higher than for our other products. Additionally, cost of goods sold as a percentage of sales increased as sales volume increased and our mix of bellows expansion joints and pressure vessels shifted to include lower margin offerings in the product lines.

GROSS PROFIT

Gross profit for the year ended December 31, 2010, increased to $6.48 million from $1.43 million for 2009. Gross profit margin decreased to 29% for 2010 from 52% for 2009.

Our sales in 2009 consisted primarily of bellows expansion joints and pressure vessels, which reflected pricing, based on lower sales volume of higher margin products with unique customer design requirements and resulted in gross profit margins of 52%. The concentration of higher margin products and low sales volume in 2009 caused an unusually high gross profit margin that management does not believe is sustainable in the future. In 2010, gross profit margins for our bellows expansion joint and pressure vessel products decreased from 2009, as expected by management as we sold a more diversified mix of products. In 2010, the Company increased its sales of wind towers, which reduced overall gross profit margins. Management believes the sales of bellows expansion joints and pressure vessels will continue to diversify and, as wind tower production continues to increase along with manufacturing efficiency and the elimination of one-time startup costs of approximately $100,000, the gross profit margins of all three product lines will converge toward our current blended gross profit margin of 29%.

TOTAL OPERATING EXPENSES

Operating expenses for the year ended December 31, 2010, increased to $2.09 million from $0.43 million for 2009. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of our rapidly increased sales, which included sales commission, travelling expenses of our sales persons and product shipping costs, and the general expansion of our business, including the expansion of our sales team, increased salary, employee’s welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2010 as a result of our becoming a U.S. publicly listed company in 2010. Additionally, non-cash operating expenses included compensation for stock options of $168,842 for two of our independent directors. Operating expenses as a percentage of net sales for 2010 was 9% compared to 15% for 2009. This decrease was the result of increased efficiencies resulting from higher sales.

NET INCOME

Net income for the year ended December 31, 2010, increased to $4.22 million from $0.83 million for 2009. Net income as a percentage of net sales for 2010 was 19% compared to 31% for 2009. The increase in net income was attributable to our increased sales of our products and increase in our subsidy income, which included a grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract businesses with high-tech products and a grant from the Liaoning Province Finance Bureau to support our special technology development project. The grants are not required to be repaid. In addition, Creative Bellows registered its status as a new high-tech enterprise in 2010 and will have a preferential income tax rate of 15% through 2012.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2010, compared to the Year Ended December 31, 2009

Operations and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through the capital market. The cash was used primarily in operations and plant construction.

As of December 31, 2010, we had cash and equivalents of $13,308,568, other current assets of $18,754,001 and current liabilities of $8,138,468. Working capital was $23,924,101 at December 31, 2010. The ratio of current assets to current liabilities was 3.9-to-1 as of December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating activities	$(12,409,353)	$(565,706)
Investing activities	(5,959,687)	(1,385,676)
Financing activities	30,260,731	3,220,612

Net cash used in operating activities was $12.41 million in 2010, compared to net cash used in operating activities of $0.57 million in 2009. The increase in net cash used in operating activities during 2010 was due mainly to increased outstanding accounts receivable, retentions receivable, advances to suppliers and inventory as a result of our increased production and sales from the second quarter of 2010 despite a significant increase in net income, as well as increased restricted cash as a performance guarantee to customers resulting from our increased sales.

Net cash used in investing activities was $5.96 million during 2010, compared to net cash used in investing activities of $1.39 million during 2009. The cash used in investing activities in 2010 was for the purchase of property and equipment of $1.81 million, payments for filing fees on patent applications and for all other acquisitions of intangible assets of $14,772, payment for tax on farm land occupation and land use right of $60,629 and construction of plant and building of $4.08 million, while cash used in investing activities in 2009 was mainly for the purchase of property and equipment of $52,581, construction of plant of $1.25 million and a long-term investment of $87,353 in a local credit union.

Net cash provided by financing activities was $30.26 million in 2010, compared to net cash provided by financing activities of $3.22 million in 2009. The increase in cash inflow in 2010 consisted of a $10 million long-term loan, $0.55 million borrowed from our CEO, net cash proceeds of $0.53 million from bank loans net of repayment, $2.13 million in cash contributions by shareholders and net proceeds of $17.05 million received through issuance of common stock. In 2009, we received $3.22 million in proceeds from bank loans.

Our standard payment terms in our arrangements with our wind tower customers generally provide that 10% of the purchase price is due upon our deposit of restricted cash into a bank account as a contract guarantee, 20% upon our purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product, which customers normally complete within 1-2 weeks after delivery. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty period, which can be up to 24 months from the customer acceptance date. For our bellows expansion joints and pressure vessels, payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer. We may experience payment delays from time to time of up to six months from the due date, but we expect to receive all payments based on the contracted terms despite any customer delays in payment. We do not anticipate any significant credit risk because the majority of our customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Furthermore, we do not believe the delays have a significant negative impact on our liquidity as payment delays are very common in the manufacturing industry in China.

As of December 31, 2010, we had an accounts receivable of $13,997,023 (before bad debt allowance of $8,884), of which $12,184,081 was current, $83,276 had aging over 30 days, $1,519,904 had aging over 90 days and $209,762 had aging over 180 days.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit-related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for us on July 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations as a result of its adoption on January 1, 2011.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts indexed to our shares and classified as stockholders’ equity or not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,849,684 in plant construction costs over five equal annual installment payments starting in October 2010. We are not required to pay any interest. We started using the completed plant in August 2010.

On May 24, 2010, we borrowed $387,997 with interest of 5.346% from a bank. The maturity date was November 24, 2010. The loan was collateralized by raw material inventory and the personal guarantee of our CEO together with a third party’s guarantee. As of November 23, 2010, the loan was repaid, and on November 24, 2010, we borrowed $362,390 from the same bank with interest of 5.610%. The maturity date of the new loan is May 24, 2011. The loan is collateralized by raw material inventory. On December 23, 2010, we repaid $120,797 to the bank.

On September 13, 2010, we borrowed $1,736,452, $905,975 and $981,473 from three different credit unions. Each of the loans bears interest of 7.2% and matures September 12, 2011. These loans were collateralized by one of our buildings and our land use right.

The short-term borrowings outstanding at December 31, 2010, were $3,865,493 and the weighted average interest rate was 7.10%. The maximum short-term borrowings outstanding during 2010 were $8,804,786.

On December 3, 2010, our CEO borrowed $558,101, including principal and interest, from a bank for the purchase of equipment on our behalf and with our guarantee, which she in turn loaned back to us on the same terms. The loans bear interest of 7.28% with maturity dates of December 3, 2012.

On December 13, 2010, we entered into a long-term loan agreement with a lender of $10,000,000 for working capital to allow us to bid on new wind tower contracts. The loan bears interest of 10% payable quarterly with a maturity date of March 1, 2012. The lender may demand payment of the outstanding principal and interest at any time if and after we complete any subsequent financing of at least $10 million in one or a series of transactions prior to the maturity date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer, the Chief Executive Officer, or CEO, and principal financial officer, the Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors;

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles.

We carried out an evaluation of the effectiveness, as of December 31, 2010, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the report entitled “Internal Control – Integrated Framework.” Based upon this evaluation, our CEO and CFO concluded that our internal controls over financial reporting were effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, are as follows:

Name	Position	Age
Bei Lu	Chairman and Chief Executive Officer	40
Nan Liu	Chief Financial Officer	32
Lige Zheng	Chief Operating Officer	59
Dianfu Lu	Director	71
Arnold Staloff	Director	66
Shuyuan Liu	Director	60
Zili Zhao	Director	61
Joseph S. Rizzello	Director	63
Jason Li	Corporate Secretary	28

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. Bei Lu, our Chairman and Chief Executive Officer, is the daughter of Dianfu Lu, one of our directors. There are no other family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

Biographies

Ms. Bei Lu, Chairman and Chief Executive Officer

Ms. Lu was appointed our Chairman and Chief Executive Officer on July 2, 2010. Ms. Lu was one of the founders of Creative Bellows in September 2007, which is now our wholly owned subsidiary, and was appointed its Chairman of the Board and Chief Executive Officer in September 2007. From September 1993 to July 2007, Ms. Lu served as General Manager of Shenyang Xinxingjia Bellows Manufacture Co., Ltd. Since 2006, Ms. Lu has served as the Vice Chairman of the Professional Manager Association of Liaoning Province. In 2005, the China Professional Manager Research Center of State-owned Assets Supervision and Administration Commission (SASAC) and China National Center for Human Resources Ministry of Personnel selected Ms. Lu as a National Excellent Professional Manager. Ms. Lu has designed two patented bellows expansion joint products. Ms. Lu received her bachelor’s degree from Shenyang University of Technology in 1992. Ms. Lu is the daughter of Dianfu Lu, one of our directors. As one of our founders, Ms. Lu brings to the Board of Directors her extensive knowledge of our operations and long-term strategy. The Board of Directors believes Ms. Lu’s vision, leadership and extensive knowledge of us is essential to our future growth. Her skills include operations, marketing, business strategy and product development.

Ms. Nan Liu, Chief Financial Officer

Ms. Liu was appointed our Chief Financial Officer on September 28, 2010. Previously, Ms. Liu served as our Financial Comptroller and Corporate Secretary. Ms. Liu was appointed as Creative Bellows’ Corporate Secretary in May 2010. She joined Creative Bellows in September 2009 as its Financial Manager and head of the Accounting Department. From October 2006 to August 2009, Ms. Liu served as an auditor with the Liaoning Weishixin Accounting Firm. From September 2001 to September 2006, Ms. Liu served as an accounting manager for the Shenyang Sanyo Heavy Industry Group, a Japan-China Joint Venture Company and an affiliated entity of Sanyo Industries, Ltd., a Japanese conglomerate with 12 subsidiaries, more than 40 China branch offices and extensive accounting and internal control requirements. Ms. Liu is a CPA licensed through the Chinese Institute of Certified Public Accountants and has over 10 years of broad financial, internal control and accounting management experience. Ms. Liu received her bachelor’s degree from the Dongbei University of Finance and Economics in 2001.

Mr. Lige Zheng, Chief Operating Officer

Mr. Zheng was appointed our Chief Operating Officer on July 2, 2010. Mr. Zheng joined Creative Bellows in June 2008 as its Chief Operating Officer. Prior to joining us, Mr. Zheng served as Vice President of Dalian Baifute Cable Company. From January 1974 to June 2005, Mr. Zheng worked for Shenyang Cable Co., Ltd., rising to the position of Vice General Manager. Mr. Zheng graduated from the Shenyang College of Finance and Economics in 1986.

Mr. Dianfu Lu, Director

Mr. Lu was appointed to our Board of Directors on July 2, 2010, and also serves as our Vice President of Operations. Mr. Lu was one of the founders of Creative Bellows in 2007, which is now our wholly owned subsidiary, and was appointed its Director in September 2007. From 1991 to 2007, Mr. Lu served as the Director of Shenyang Xinxingjia Bellows Manufacture Co., Ltd. From 1989 to 1990, Mr. Lu served as the General Engineer of Shenyang Bellows Group. From 1985 to 1989, Mr. Lu served as the Research Director of Shenyang Machinery Design & Research Institute. From 1963 to 1985, Mr. Lu served as a Senior Engineer of the Shenyang Second Tractor Plant. Mr. Lu received his bachelor’s degree in Machinery Manufacture and Design from the Shenyang University of Technology in 1963. Mr. Lu is the father of Bei Lu, our Chairman and Chief Executive Officer. Mr. Lu brings to the Board of Directors extensive knowledge of industrial product development through his nearly 40 years of design and manufacturing experience in China. The Board of Directors believes Mr. Lu’s knowledge of us and our operations, long-term strategy and industry as one of our founders is essential to our future growth. His skills include operations, business and product development, industry analysis and risk assessment.

Mr. Arnold Staloff, Director

Mr. Staloff was appointed to our Board of Directors on July 13, 2010, and serves currently as the Chairman of our Audit Committee and member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Staloff brings to the Board of Directors a long and successful business career, with extensive experience at both the management and board levels. Mr. Staloff has served as a director and the Chairman of the Audit Committee at NASDAQ-listed SmartHeat Inc., a plate heat exchange system manufacturer, since 2008, and NASDAQ-listed Deer Consumer Products, Inc., a small home and kitchen electronic products manufacturer, since 2009. From 2007 until his resignations in July 2010, Mr. Staloff served as a director and the Chairman of the Audit Committee at NASDAQ-listed Shiner International, Inc., a packaging and anti-counterfeit plastic film company, and NASDAQ-listed AgFeed Industries, Inc., a feed and commercial hog producer. Mr. Staloff served as a director for Lehman Brothers Derivative Products Inc. from 1994 until October 2008. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provided technology solutions for the management and generation of options series data. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. During 1989 and 1990, Mr. Staloff served as President and Chief Executive Officer of Commodity Exchange, Inc., or COMEX. Mr. Staloff started his professional career in 1968 at the U.S. Securities and Exchange Commission. Mr. Staloff has been credited with the introduction of Options on Foreign Currencies and the precursor to Spydrs. His skills include financial analysis and accounting expertise.

Mr. Shuyuan Liu, Director

Mr. Liu was appointed to our Board of Directors on July 13, 2010, and serves currently as the Chairman of our Nominating and Corporate Governance Committee and member of our Audit Committee and Compensation Committee. Mr. Liu brings to the Board of Directors extensive business and financial experience in the energy and steel industries in China. Mr. Liu is a former director at China Huaneng Power International, Inc., one of the five largest power producers in China engaging in the development, construction and operation of large power plants. Since 2000, Mr. Liu has served as the Chairman of Liaoning Energy Investment (Group) Co., Ltd., a large government-authorized investment company in China specializing in investments in the energy sector. From 2004 to 2008, Mr. Liu served as the Chairman of Liaoning Guoneng Group (Holding) Co., Ltd., a large government-authorized steel product logistics company. Mr. Liu was named Outstanding Entrepreneur by the Central Government of China in 2006 and was also awarded the Medal of Prominent Entrepreneur. Mr. Liu is an accomplished economist and he is currently the President of the Liaoning Entrepreneurs Association. His skills include logistics, industry analysis and financial analysis.

Mr. Zili Zhao, Director

Mr. Zhao was appointed to our Board of Directors on July 13, 2010, and serves currently as the Chairman of our Compensation Committee and member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Zhao brings to the Board of Directors his over 25 years of extensive experience in the energy industry in China. Mr. Zhao currently serves as the Deputy General Manager and Deputy Secretary of Liaoning Electric Power Company Ltd., a subsidiary of China State Grid, the largest electric power transmission and distribution company in China. From 1995 to 2000, Mr. Zhao served as the Director of Dalian Electric Power Bureau. Prior to 1995, Mr. Zhao devoted 20 years to academia. From 1991 to 1995, Mr. Zhao served as the Headmaster of Dalian Electric Power Economic Management University. From 1985 to 1991, he served as the Headmaster of Dalian Electric Power University. Prior to 1991, he held multiple positions within the Dalian Electric Power University, including Deputy Party Secretary, Director of Committee Organization, and Professor of Power Generation. Mr. Zhao received a bachelor’s degree in Education Principles from HuaZhong Normal University and a master’s degree in Electric Power Generation from Dongbei Electric Power University.

Mr. Joseph S. Rizzello, Director

Mr. Rizzello voluntarily resigned from the Board of Directors on February 21, 2011, having served on our Board of Directors since December 16, 2010, and as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Rizzello has had an extensive business career, with experience at both the management and board levels, and knowledge of the financial markets. Mr. Rizzello is currently the Chief Executive Officer of the National Stock Exchange, Inc. (NSX), the first all-electronic securities exchange in the U.S., and is the Chairman of the Board and Chief Executive Officer of NSX Holdings, Inc., the parent company to NSX. From 2007 until his resignation in 2009, Mr. Rizzello served as a director and the Chairman of the Compensation Committee and as a member of the Audit Committee at NASDAQ-listed Shiner International, Inc., a packaging and anti-counterfeit plastic film company. Before joining NSX, Mr. Rizzello was Special Adviser to NSX’s Board of Directors from 2004 to 2006 and served as a Director on NSX’s Board from 2002 to 2004. Prior to joining NSX’s Board, Mr. Rizzello was Managing Director of Pershing LLC, a Bank of New York Mellon subsidiary and a global provider of securities processing and investment-related products and services, and President of Pershing Trading Company, LP. Prior to joining Pershing, Mr. Rizzello was a Principal at Vanguard Brokerage Services, the brokerage arm of The Vanguard Group, in charge of Vanguard’s broker-dealer. Earlier in his career, Mr. Rizzello was Executive Vice President of Strategy, Business and Product Development at the Philadelphia Stock Exchange (PHLX), as well as President of the Philadelphia Board of Trade, PHLX’s futures subsidiary. Mr. Rizzello has served on the boards of the International Visitors Council, Community College of Philadelphia Foundation, Temple University’s Business Curriculum Advisory Board and the Philadelphia chapter of the Pennsylvania Partnership on Economic Education.

Mr. Jason Li, Corporate Secretary

Mr. Li was appointed our Corporate Secretary on September 28, 2010. Previously, Mr. Li was our Director of Corporate Communications since June 2010. From September 2005 to March 2010, Mr. Li was a project engineer at Dalian Soucy Industry & Technology Development Co. Ltd, the China subsidiary of Soucy International Inc., a Canadian manufacturer of a wide variety of parts and accessories for recreational, industrial and agricultural customers. Mr. Li received his bachelor’s degree in Engineering from the Dalian University of Technology in 2004. Mr. Li is fluent in Mandarin Chinese and English.

Involvement in certain legal proceedings

During the past ten years, none of our directors or executive officers has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

▪
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

▪
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

▪
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Audit Committee and Audit Committee Financial Expert

We established our Audit Committee in July 2010. The Audit Committee consists of Messrs. Staloff, Liu and Zhao, each of whom is an independent director. Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is included as an exhibit to this Annual Report, the functions of the Audit Committee include the following:

▪	appointment of independent auditors, determination of their compensation and oversight of their work;

▪	review the arrangements for and scope of the audit by independent auditors;

▪	review the independence of the independent auditors;

▪	consider the adequacy and effectiveness of the internal controls over financial reporting;

▪	pre-approve audit and non-audit services;

▪	establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;

▪	review and approve any related party transactions;

▪	discuss with management our major financial risk exposures and our risk assessment and risk management policies; and

▪	discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

Procedures for Shareholder Recommendation of Nominees to the Boards of Directors

During the year ended December 31, 2010, there were no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors from those described in the charter of our Nominating and Corporate Governance Committee as adopted by the Board of Directors on July 8, 2010, a copy of which is included as an exhibit to this Annual Report.

Code of Ethics

On July 8, 2010, the Board of Directors adopted a revised and amended Code of Conduct superseding and replacing our prior Code of Ethics adopted in 2008. The Code of Conduct applies to all directors, officers and employees, including our principal executive officer, our principal financial and accounting officer and all members of our finance department performing similar functions. A copy of the Code of Conduct is included as an exhibit to this Annual Report. The Code of Conduct is also available in print, without charge, upon written request to CleanTech Innovations, Inc., C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China 112616, Attn: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended December 31, 2010, the following reporting person failed to file such reports on a timely basis:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Joseph S. Rizzello, Director	1	0	0

Item 11. Executive Compensation

As a “smaller reporting company,” we have elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

Executive Compensation

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2010 and 2009, of our Chairman and Chief Executive Officer.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bei Lu	2010	70,588	0	0	0	0	0	0	70,588
Chairman and Chief Executive Officer	2009	7,320	0	0	0	0	0	0	7,320

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Neither we nor our subsidiaries currently have employment agreements with their respective officers. We have entered into labor contracts that are standard for PRC domestic companies with Bei Lu, our Chairman and Chief Executive Officer, and Nan Liu, our Chief Financial Officer, which do not contain provisions prohibiting competition by Mses. Lu or Liu following their employment with us. Ms. Lu’s labor contract expires July 1, 2013, and Ms. Liu’s labor contract expires September 27, 2011. These labor contracts set forth the general terms and conditions of their employment, require us to establish a safe work environment and provide for social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance.

Change-In-Control and Separation Agreements

The standard labor contracts we entered into with Mses. Lu and Liu specify the conditions under which the contracts may be terminated and set forth minimum severance payments, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.”

We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of our company or a change in the named executive officer’s responsibilities following a change in control.

Equity Incentive Plans

We currently have no equity incentive plan. We intend to adopt an equity incentive plan in order to further our growth by enabling our officers, employees, contractors and service providers to acquire our common stock, increasing their personal involvement with us and thereby enabling us to attract and retain our officers, employees, contractors and service providers.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2010, there were no outstanding equity awards held by our executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2010.

Director Compensation Table – 2010
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Dianfu Lu	-	-	-	-
Arnold Staloff(1)	27,500	-	115,609	143,109
Shuyuan Liu	-	-	-	-
Zili Zhao	-	-	-	-
Joseph S. Rizzello(2)	0	-	68,016	68,016

(1) Mr. Staloff was compensated at $55,000 per annum from July 13, 2010. We granted options to purchase 30,000 shares of our common stock to Mr. Staloff on July 13, 2010, of which options to purchase 10,000 shares vested immediately on the grant date and the remaining options to vest in increments of 10,000 shares on each subsequent anniversary of the grant date. Mr. Staloff’s options expire on the third anniversary of their vesting date and entitle him to purchase shares of our common stock at $8.44 per share. The options were valued as of December 31, 2010, using the Black-Scholes pricing model with the following assumptions: risk-free interest rate – 1.89%; expected life – 3 years; volatility – 147%; and dividend yield – 0%.
(2) We agreed to compensate Mr. Rizzello at $40,000 per annum upon his appointment as a director on December 16, 2010, of which he earned no fees during the year ended December 31, 2010. We granted options to purchase 30,000 shares of our common stock to Mr. Rizzello on December 16, 2010, of which options to purchase 10,000 shares vested immediately on the grant date and the remaining options to vest in increments of 10,000 shares on each subsequent anniversary of the grant date. Mr. Rizzello’s options expire on the third anniversary of their vesting date and entitle him to purchase shares of our common stock at $8.40 per share. The options were valued as of December 31, 2010, using the Black-Scholes pricing model with the following assumptions: risk-free interest rate – 1.87%; expected life – 3 years; volatility – 147%; and dividend yield – 0%. Mr. Rizzello voluntarily resigned from the Board of Directors on February 21, 2011, forfeiting his unvested options to purchase 20,000 shares of our common stock.

Narrative Disclosure to Director Compensation Table

We do not compensate our non-independent directors, such as Ms. Lu and Mr. Lu, for serving as our directors, although they are entitled to reimbursement for reasonable expenses incurred in connection with attending our board meetings.

Mr. Staloff receives compensation of $55,000 per annum. We agreed to compensate Mr. Rizzello at $40,000 per annum. Messrs. Liu and Zhao shall be eligible to receive grants of options to purchase our common stock in such amounts and on such terms as agreed to in the future.

We do not maintain medical, dental or retirement benefits plans for our directors.

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the U.S. Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the four other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal year 2010 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal year 2011 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 18, 2011, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of February 18, 2011, there were 24,966,022 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o CleanTech Innovations, Inc., C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China 112616.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Wenge Chen(1)	2,117,691		8.48%

Directors and Named Executive Officers
Bei Lu, Chairman and Chief Executive Officer	9,375,348		37.55%
Dianfu Lu, Director	2,117,691		8.48%
Arnold Staloff, Director	10,000	(2)	* %
Joseph S. Rizzello, Director	10,000	(2)	* %
All Directors and Named Executive Officers as a Group (6 Persons)	11,513,039		46.08%

(1) Wenge Chen is our Vice President of Marketing.
(2) Consists of options to purchase 10,000 shares of our common stock that are exercisable within 60 days of February 18, 2011.

* Represents less than 1% of shares outstanding.

We are not aware of any arrangements that could result in a change in control of our company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Bei Lu, our Chairman and Chief Executive Officer, is the daughter of Dianfu Lu, one of our directors. There are no other family relationships (as that term is defined in Item 401 in Regulation S-K) between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or other key personnel.

On September 8, 2010, we entered into an Intellectual Property Rights Transfer Agreement with Bei Lu, our Chairman and Chief Executive Officer, to clarify the terms of the perpetual, exclusive, worldwide and royalty-free intellectual property usage rights she granted to us, effective as of September 17, 2007, in connection with the transfer to us of her ownership of a design patent issued in China and used by us in our Connecting Bend Pipe product. The State Intellectual Property Office of the PRC approved the ownership transfer effective as of July 23, 2010.

On October 27, 2010, we entered into the Waiver and Release Agreements pursuant to which the minority shareholders of Creative Bellows waived any right to receive any part of the approximately $6 million in PRC government-approved cash consideration for their ownership interests in Creative Bellows resulting from the Share Exchange Agreement in exchange for a mutual release of claims. The minority shareholders of Creative Bellows party to the Waiver and Release Agreements included Bei Lu, our Chairman and Chief Executive Officer, Dianfu Lu, one of our directors, and Wenge Chen, a shareholder of more than 5% of our common stock and the wife of Dianfu Lu and mother of Bei Lu, who waived the right to receive from us approximately $3.78 million, $1.18 million and $864,508, respectively.

On December 3, 2010, Bei Lu, our Chairman and Chief Executive Officer, borrowed $558,101, of which $517,916 is principal and $40,185 interest, from a bank for the purchase of equipment on our behalf and with our guarantee, which she in turn loaned back to us on the same terms. The loans bear interest of 7.28% with maturity dates of December 3, 2012. No payments on principal or interest were made during the year ended December 31, 2010. As of February 18, 2011, $477,570 in principal remains outstanding.

There were no other transactions with any related persons (as that term is defined in Item 404 of Regulation S-K) during our last two fiscal years or any currently proposed transaction in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We have adopted a policy in connection with related party transactions involving us. The policy requires the approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. For the purposes of this report, “related persons” include our executive officers, directors, greater than 5% shareholders or immediate family members of any of the foregoing. Pursuant to this policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Our Board of Directors has determined that each of Messrs. Staloff, Liu and Zhao are independent directors for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC. Additionally, our Board of Directors determined that Mr. Rizzello, who served as one of our directors from December 16, 2010, to February 21, 2011, was an independent director under these same standards for independence. We have established the following standing committees of the Board of Directors: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, on each of which Messrs. Staloff, Liu and Zhao serve, satisfy the “independence” standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his or her immediate family, and our company, our subsidiaries and our affiliates. The purpose of the Board of Directors’ review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Goldman Kurland and Mohidin, LLP, or GKM, as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2010. GKM has served as our independent accountant since April 23, 2009. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$95,000	$70,000
Audit-related fees	11,250	0
Tax fees	0	0
All other fees	0	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

It is the Audit Committee’s policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent accountants. In situations where it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of auditing, audit-related, tax and all other services. Any pre-approved decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting.
PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:
1.   Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.   Exhibits listed in the Exhibit Index filed as part of this Annual Report.

CleanTech Innovations, Inc and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CleanTech Innovations, Inc.

We have audited the accompanying consolidated balance sheets of CleanTech Innovations, Inc., (F/K/A Everton Capital) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CleanTech Innovations, Inc., as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
February 18, 2011

Index

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$13,308,568	$1,295,145
Restricted cash	281,569	-
Accounts receivable, net	13,988,139	1,320,899
Other receivables and deposits	775,871	550,469
Retentions receivable	105,911	57,088
Prepayments	233,904	-
Advances to suppliers	852,518	11,245
Inventories	2,440,591	169,707
Notes receivable	75,498	-

Total current assets	32,062,569	3,404,553

NON CURRENT ASSETS:
Long term investment	90,597	87,872
Retentions receivable	2,460,202	63,234
Prepayments	315,392	254,940
Construction in progress	-	2,326,460
Property and equipment, net	10,721,944	52,864
Land use right and patents, net	3,645,622	3,536,894

Total non current assets	17,233,757	6,322,264

TOTAL ASSETS	$49,296,326	$9,726,817

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,960,401	$518,392
Other payables and accrued expenses	465,662	747,759
Unearned revenue	252,903	202,812
Short term loans	3,865,493	3,221,932
Taxes payable	921,767	466,593
Advance from shareholder	302,305	-
Short term payable, net of unamortized interest	369,937	-

Total current liabilities	8,138,468	5,157,488

NON CURRENT LIABILITIES:
Advance from shareholder	255,796	-
Long term loan	10,000,000	-
Long term payable, net of unamortized interest	1,217,241	-

Total Liabilities	19,611,505	5,157,488

CONTINGENCY AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares
authorized, no shares issued and outstanding as of
December 31, 2010 and 2009, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 24,963,322 and 15,122,000 shares issued and
outstanding as of December 31, 2010 and 2009, respectively	250	151
Paid in capital	20,514,442	358,939
Statutory reserve fund	890,122	393,578
Accumulated other comprehensive income	1,030,432	289,383
Retained earnings	7,249,575	3,527,278

Total stockholders' equity	29,684,821	4,569,329

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,296,326	$9,726,817

The accompanying notes are an integral part of these financial statements.

Index

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2010 and 2009

	2010	2009

Net sales	$22,291,095	$2,730,954
Cost of goods sold	15,811,154	1,301,400

Gross profit	6,479,941	1,429,554

Operating expenses
Selling	348,960	62,088
General and administrative	1,736,761	365,172

Total operating expenses	2,085,721	427,260

Income from operations	4,394,220	1,002,294

Non-operating income (expense)
Interest income	7,566	464
Interest expense	(425,325)	(129,760)
Other income	3,190	-
Other expenses	(42,894)	-
Subsidy income	1,230,815	240,465

Total non-operating income	773,352	111,169

Income before income tax	5,167,572	1,113,463
Income tax expense	(948,731)	(282,098)

Net Income	4,218,841	831,365
Foreign currency translation	741,049	3,841

Comprehensive Income	$4,959,890	$835,206

Basic weighted average shares outstanding	18,841,531	15,122,000

Diluted weighted average shares outstanding	19,135,111	15,122,000

Basic earnings per share	$0.22	$0.05

Diluted earnings per share	$0.22	$0.05

The accompanying notes are an integral part of these financial statements.

Index

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2010 and 2009

	Common stock				Accumulated other
	Shares	Amount	Paid in capital	Statutory reserves	comprehensive income	Retained earnings	Total

Balance at January 1, 2009	15,122,000	$151	$358,939	$308,949	$285,542	$2,780,542	$3,734,123

Net income for the year	-	-	-	-	-	831,365	831,365

Transfer to statutory reserves	-	-	-	84,629	-	(84,629)	-

Foreign currency translation gain	-	-	-	-	3,841	-	3,841

Balance at December 31, 2009	15,122,000	151	358,939	393,578	289,383	3,527,278	4,569,329

Recapitalization on reverse acquisition	4,008,000	40	(40)				-

Issuance of shares for cash	5,833,322	58	17,050,145	-	-	-	17,050,203

Shareholder contribution	-	-	2,936,556	-	-	-	2,936,556

Compensation expenses related to stock options	-	-	168,842	-	-	-	168,842

Net income for the year	-	-	-	-	-	4,218,841	4,218,841

Transfer to statutory reserves	-	-	-	496,544	-	(496,544)	-

Foreign currency translation gain	-	-	-	-	741,049	-	741,049

Balance at December 31, 2010	24,963,322	$250	$20,514,442	$890,122	$1,030,432	$7,249,575	$29,684,821

The accompanying notes are an integral part of these financial statements.

Index

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,218,841	$831,365
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	251,208	75,019
Stock options	168,842	-
Allowance for accounts receivable	8,692	-
(Increase) decrease in assets:
Restricted cash	(275,463)	-
Accounts receivable	(12,361,137)	(1,320,357)
Retentions receivable	(2,389,100)	(120,273)
Notes receivable	(73,861)	-
Other receivables, deposits and prepayments	(489,110)	(805,014)
Advances to suppliers	(822,688)	(11,240)
Inventories	(2,216,487)	(168,401)
Increase (decrease) in liabilities:
Accounts payable	1,395,002	517,521
Other payables and accrued expenses	(298,079)	(182,719)
Unearned revenue	42,848	202,729
Taxes payable	431,139	415,664

Net cash used in operating activities	(12,409,353)	(565,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(1,245,742)
Acquisition of property & equipment	(5,884,286)	(52,581)
Acquisition of intangible assets	(75,401)	-
Long term investment	-	(87,353)

Net cash used in investing activities	(5,959,687)	(1,385,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loans	10,000,000	3,220,612
Advance from shareholder	545,999	-
Proceeds from short term loans	11,042,802	-
Repayment of short term loans	(10,511,005)	-
Contribution by shareholders	2,132,732	-
Issuance of common stock for cash	17,050,203	-

Net cash provided by financing activities	30,260,731	3,220,612

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	121,732	60

NET INCREASE IN CASH & EQUIVALENTS	12,013,423	1,269,290

CASH & EQUIVALENTS, BEGINNING OF YEAR	1,295,145	25,855

CASH & EQUIVALENTS, END OF YEAR	$13,308,568	$1,295,145

Supplemental Cash flow data:
Income tax paid	$1,216,021	$14,883
Interest paid	$616,458	$129,274

The accompanying notes are an integral part of these financial statements.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CleanTech Innovations, Inc., formerly known as Everton Capital Corporation (the “Company” or “CleanTech”), was incorporated on May 9, 2006, in the State of Nevada. Through its wholly owned operating subsidiaries in China, the Company designs, manufactures, tests and sells structural towers for on-land and off-shore wind turbines and manufactures specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels.

The Company authorized an 8-for-1 forward split of its common stock effective July 2, 2010. Prior to the forward split, CleanTech had 5,501,000 shares of common stock outstanding, and, after giving effect to the forward split, CleanTech had 44,008,000 shares of common stock outstanding. The effect of the forward stock split was retroactively reflected for all periods presented.

The Company acquired Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended. Pursuant to the Share Exchange Agreement, on July 2, 2010, the Company issued 15,122,000 shares of its common stock to the three owners of Creative Bellows and two of their designees in exchange for their agreement to enter into and consummate a series of transactions, described below, by which the Company acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, the Company entered into an agreement with Jonathan Woo, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of the Company’s common stock for cancellation. Mr. Woo received compensation of $40,000 from the Company for the cancellation of his shares of common stock, which was charged to additional paid in capital. The $40,000 payment reflected the fair value of the shares in the Company, which was a non-operating public shell with no trading market for its common stock prior to the Share Exchange Agreement. The cancelled shares were retired and, for accounting purposes, the shares were treated as not having been outstanding for any period presented. Upon completion of the foregoing transactions, the Company had 19,130,000 shares of its common stock issued and outstanding. Simultaneously with the foregoing transactions, the Company changed its fiscal year end from August to December.

On July 15, 2010, the State Administration of Industry and Commerce (“AIC”) of the People’s Republic of China (“PRC”) issued a Sino-foreign joint venture business license for Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of the Company’s capital injection of approximately $23.3 million in cash in exchange for approximately 87% of Creative Bellows. Finally, on October 15, 2010, the Company obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for approximately $6 million in cash. On October 27, 2010, pursuant to waiver and release agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests in exchange for a mutual release of claims. As a result of these transactions, Creative Bellows became the 100% subsidiary of the Company effective as of October 15, 2010.

For accounting purposes, the Share Exchange Agreement and subsequent transactions described above were treated as a reverse acquisition and recapitalization of Creative Bellows because, prior to the transactions, the Company was a non-operating public shell and, subsequent to the transactions, the shareholders of Creative Bellows owned a majority of the outstanding common stock of the Company and exercise significant influence over the operating and financial policies of the consolidated entity. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization.

Creative Bellows was incorporated in the PRC province of Liaoning on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, three individual shareholders, who were also the shareholders of Creative Bellows, established Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). At the end of 2009, the three shareholders transferred all of their shares to Creative Bellows at cost; as a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind towers components designed and manufactured by Creative Bellows.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements were translated and presented in United States Dollars (“USD”). The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating companies.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $8,884 and $0 at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the Company had retentions receivable for product quality assurance of $2,566,113 and $120,322, respectively. The retention generally is 10% of the sales price with terms from 1-2 years, but no later than the termination of the warranty period. $105,911 and $57,088 of the retentions receivable at December 31, 2010 and 2009, respectively, are current and due within one year; $2,460,202 and $63,234 of the retentions receivable are treated as long-term assets at December 31, 2010 and 2009, respectively. The Company has not encountered any significant collectability issue with respect to the retention receivables.

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined on a weighted average basis. The Company compares the cost of inventories with this market value and allowance is made to write down the inventories to their market value, if lower.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Buildings	40	Years
Machinery	5 - 15	Years
Vehicle	5	Years
Office Equipment	5	Years

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. The customer is responsible for installation and integration of our component products into their end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of the product.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company’s standard payment terms in its arrangements with its wind tower customers generally provide that 10% of the purchase price is due upon the Company’s deposit of restricted cash into a bank account as a contract guarantee, 20% upon the Company’s purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product, which customers normally complete within 1-2 weeks after delivery. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty period, which can be up to 24 months from the customer acceptance date. The final 10% of the purchase price is recognized as revenue upon customer acceptance of the product. For the Company’s bellows expansion joints and pressure vessels, payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer.

Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). The Company’s products sold and services provided in China are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

The Company offers a warranty to its customers on its products for up to 24 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and, as of December 31, 2010, the Company accrued $10,555 in warranty expense. The Company has implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

The Company provides its warranty to all customers and does not consider it an additional service; rather, the warranty is considered an integral part of the product’s sale. There is no general right of return indicated in the contracts or purchase orders. If a product under warranty is defective or malfunctions, the Company is responsible for fixing it or replacing it with a new product. The Company’s products are its only deliverables.

The Company’s warranty reserve activity for 2010 and 2009, are as follows:

	2010	2009
Beginning balance	$-	$-
Provisions made	10,555	-
Actual costs incurred	-	-
Ending balance in current liabilities	$10,555	$-

The Company provides after-sales services at a charge after expiration of the warranty period. Such revenue is recognized when such service is provided. For the year ended December 31, 2010, there was no after-sales services income.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, labor costs and related overhead, which are directly attributable to the products and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Research and Development

Research and development costs are related primarily to the Company’s development and testing of its new technologies that are used in the manufacturing of bellows-related products. Research and development costs are expensed as incurred. For the years ended December 31, 2010 and 2009, research and development was $99,492 and $66,582, respectively, and was included in general and administrative expenses.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Subsidy Income

Subsidy income included: (i) a grant from LiaoNing Province Finance Bureau to support the Company’s special technology development project and (ii) a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract businesses with high-tech products to such zone. This latter grant was without any conditions and restrictions, not required to be repaid and exempt from income tax in 2008. The grant is determined based on the investment made by the Company, its floor space occupied in such zone and certain taxes paid by the Company. Effective in 2009, subsidy income is subject to PRC statutory income tax.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following table presents a reconciliation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009
Net income	$4,218,841	$831,365

Weighted average shares outstanding - basic	18,841,531	15,122,000
Effect of dilutive securities:
Unexercised warrants and options	293,580	-
Weighted average shares outstanding - diluted	19,135,111	15,122,000

Earnings per share - basic	$0.22	$0.05
Earnings per share - diluted	$0.22	$0.05

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Cash includes cash on hand and demand deposits in accounts maintained within China. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Statement of Cash Flows

In accordance with SFAS 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company’s operations are calculated based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The cash flows from operating, investing and financing activities exclude the effects of the following transactions during the year ended December 31, 2010:

i.	Conversion from construction in progress in 2009 to property, plant and equipment of $2,326,460 (See Note 9);
ii.	Contribution of property, plant and equipment of $820,300 by the shareholders (See Note 21); and
iii.	Acquisition of building by assumption of debt of $1,587,178 (See Note 18).

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Foreign Currency Translation and Transactions

The accompanying consolidated financial statements are presented in USD. The Company’s functional currency is RMB, which is translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations.

Comprehensive Income (Loss)

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2010 and 2009 included net income and foreign currency translation adjustments.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Management determined that the Company’s product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for each of our products, principally the rolling and welding of raw steel materials, make use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, which utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, solely for the purpose of marketing and selling our wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

As a result, management views the Company’s business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded the Company had one reportable segment in accordance with ASC 280 because: (i) all of the Company’s products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

Following is a summary of sales by products for the years ended December 31, 2010 and 2009:

	2010	2009
Revenues from product lines
Bellows expansion joints and related	$1,471,531	$1,793,700
Pressure vessels	168,226	937,254
Wind towers	20,651,338	-
	$22,291,095	$2,730,954

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on its financial position and results of operations.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit-related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations as a result of its adoption on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2010, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

3. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw material and equipment purchases.

4. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at December 31, 2010 and 2009:

	2010	2009
Short-term advance to third parties	$-	$254,243
Deposits for bidding	641,145	271,236
Deposits for patent	-	22,261
Advance to employees	98,725	-
Other	36,001	2,729
Total	$775,871	$550,469

The short-term advance to third parties was interest free and due within one year.

5. INVENTORIES

Inventories consisted of the following at December 31, 2010 and 2009:

	2010	2009
Raw materials	$1,852,451	$131,988
Finished goods	165,023	6,416
Work in process	423,117	31,303
Total	$2,440,591	$169,707

6. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of their obligations or to get cash from third parties. Most of the Commercial Notes have a maturity of less than six months. At December 31, 2010 and 2009, the Company had notes receivable of $75,498 and $0, respectively, and there were no notes discounted.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

7. LONG TERM INVESTMENT

On June 10, 2009, Creative Bellows entered into an investment with a Credit Union and purchased 600,000 Credit Union shares for $90,597 (RMB 600,000). As a result, Creative Bellows became a 0.57% shareholder of the Credit Union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at December 31, 2010 and 2009.

8. PREPAYMENTS

Current portion of prepayments included prepaid quarterly interest for a long-term loan and prepayment for legal services, which had not been provided yet to the Company.

Non-current portion of the prepayments mainly represented prepaid land occupancy fee to the inhabitants of the land as a result of the Company’s planned future use of the land for constructing a manufacturing plant. Currently, the Company amortizes prepaid rental over a period of 50 years according to the terms of the lease agreement.

9. CONSTRUCTION IN PROGRESS

Construction in progress, as at December 31, 2009, represented the amount paid for construction of the auxiliary facility of the Phase II project of the wind tower manufacturing plant for which the Company is responsible.

The Company’s construction project was divided into two phases. The first phase, for the bellows expansion joints manufacturing plant, was completed in 2009 and assets were capitalized. The second phase, for the wind tower manufacturing plant, was assigned initially to a contractor with prepayment of $2.34 million. The Company subsequently cancelled the contract with the original contractor and received its money back on April 30, 2010. The Company then reassigned the second phase of the construction project, which was comprised mainly of a production workshop and related facilities, to the local government. By assigning the contract to the local government, the Company was not required to make any advance payment, but was committed to pay approximately $1.8 million in construction cost to the local government when the Company started using the plant. However, under the terms of the agreement with the local government, the Company can pay the project cost evenly in five installments within five years (See Note 18). The Company started using the plant on August 30, 2010, and recorded the cost of construction as a long-term payable from the commencement date of use.

10. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Buildings	$7,874,278	$-
Equipment and machinery	2,925,164	35,687
Vehicle	53,906	4,394
Office equipment	49,598	15,032
Total	10,902,946	55,113
Accumulated depreciation	(181,002)	(2,249)
Net value	$10,721,944	$52,864

Depreciation for the years ended December 31, 2010 and 2009, was $174,808 and $2,249, respectively.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

11. INTANGIBLE ASSETS

Intangible assets consisted of land use right and patents. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

The Company has been granted an exclusive license to use a production method patent for lead-free soft solder with mischmetal from the Shenyang Industry University until December 31, 2016. Under the terms of the license, the Company will pay Shenyang Industry University royalties based on the Company's sales associated with its use of the patent of no more than RMB 100,000 ($15,200) each quarter.

Intangible assets as of December 31, 2010 and 2009, were as follows:

	2010	2009
Land use right	$3,814,950	$3,640,028
Patents	15,100	-
Less: Accumulated amortization	(184,428)	(103,134)
Net	$3,645,622	$3,536,894

Amortization of intangible assets for the years ended December 31, 2010 and 2009, were $76,400 and $72,770, respectively. At December 31, 2010, annual amortization for the next five years was expected to be as follows:

2011	2012	2013	2014	2015	Thereafter
$78,100	$78,100	$78,100	$78,100	$78,100	$3,255,000

12. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2010, mainly consisted of payables to outside labor and accrued payroll of $107,817, accrued warranty of $10,555 and non-interest bearing short-term advance from a third party of $347,290.

At December 31, 2009, other payables included unsecured and non-interest bearing short-term advances from third parties.

13. UNEARNED REVENUE

Unearned revenue represented cash collected for products not yet accepted by customers at the balance sheet date.

14. SHORT TERM LOANS

On June 2, 2009, the Company borrowed $1,391,289 and $805,483 from two credit unions. Both of the loans bore interest of 10.459% with maturity dates on May 26, 2010. These loans were not subject to any covenants and were paid in full in August 2010. The loans were collateralized by the Company’s land use right, one of its buildings and other long-lived assets.

On December 31, 2009, the Company borrowed $951,935 and $73,225 from two credit unions. Both of the loans bore interest of 9.558% with maturity dates on May 26, 2010. These loans were not subject to any covenants and were paid in full in August 2010. The loans were collateralized by the Company’s land use right, one of its buildings and other long-lived assets.

In February and March 2010, the Company borrowed $5,565,156 from a bank. The short-term loan bore interest of 5.31%. On March 18, 2010, the Company repaid the loan. The loan was collateralized by one of the Company’s buildings and its land use right.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On May 24, 2010, the Company borrowed $387,997 with interest of 5.346% from a bank. The maturity date was November 24, 2010. The loan was collateralized by raw material inventory and the personal guarantee of the Company’s CEO together with a third party’s guarantee. As of November 23, 2010, the loan was repaid, and on November 24, 2010, the Company borrowed $362,390 from the same bank with interest of 5.610%. The maturity date of the new loan is May 24, 2011. The loan is collateralized by raw material inventory. On December 23, 2010, the Company repaid $120,797 to the bank.

On September 13, 2010, the Company borrowed $1,736,452, $905,975 and $981,473 from three different credit unions. Each of the loans bears interest of 7.2% and matures September 12, 2011. These loans were collateralized by one of the Company’s buildings and its land use right.

On October 14, 2010, the Company entered into a short-term loan agreement for $1,500,000 with Strong Growth Capital Ltd. The loan bore interest of 10% with a maturity date of March 31, 2011. The loan and its interest were repaid on December 13, 2010.

15. LONG TERM LOAN

On December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10,000,000. The loan bears interest of 10% payable quarterly with a maturity date of March 1, 2012. As of December 31, 2010, the Company prepaid the interest expense of $250,000 for the first quarter from the borrowing date, of which $41,096 was expensed for the period from borrowing date to December 31, 2010.

16. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Value added	$494,715	$142,957
Income	414,211	267,324
Land use	7,133	55,343
Other	5,708	969
Total	$921,767	$466,593

17. ADVANCE FROM SHAREHOLDER

On December 3, 2010, our CEO borrowed $558,101, including principal and interest, from a bank for the purchase of equipment on our behalf and with our guarantee, which she in turn loaned back to us on the same terms. The loans bear interest of 7.28% with maturity dates of December 3, 2012.

2010
Total long-term loan	$558,101
Current	(302,305)
Non-current	$255,796

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

18. LONG TERM PAYABLE

On September 21, 2009, the Company entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base (“LSVPB”), to build a plant for the Company. LSVPB was responsible for the construction of the main body of the plant and the Company was responsible for the construction of certain infrastructure for the plant, including plumbing, heating and electrical systems. The plant had a measured area of 9,074 square meters with construction costs at RMB 1,350 ($204) per square meter.

LSVPB was responsible for hiring a qualified construction team according to the Company’s approved design and the Company needed to approve any material changes to the design during construction. LSVPB was also responsible for site survey, quality supervision and completion of inspection, and transfer of all construction completion records to the Company. Upon completion of its ownership registration, the Company was required to pledge the plant as collateral for payment by the Company to LSVPB of $1,849,684 (RMB 12,249,900). The pledge will terminate upon payment in full by the Company.

The Company will pay LSVPB for the cost of the project in five equal annual installments in October of each year starting October 2010. The Company is not required to pay interest. Ownership of the plant will transfer to the Company upon payment in full by the Company. The default penalty will be 0.5% of the amount outstanding, compounded daily, in the event of a payment default. LSVPB has the right to foreclose on the plant in the event that payments are in arrears for more than two years, in which case all prior payments made by the Company will be treated as liquidated damages by LSVPB. As of December 31, 2010, the Company has not yet made the first payment to LSVPB under consent from LSVPB.

The Company recorded the cost of construction at the present value of the five annual payments by using imputed interest of 9% when the Company started using the plant. Amortization of the cost commenced on the date of occupation and use. The Company started using the plant on August 30, 2010. The Company expects to file for ownership registration in the first quarter of 2011.

At December 31, 2010, the long term payable consisted of the following:

2010
Long term payable	$1,849,684
Less: unamortized interest	(262,505)
Net	1,587,178
Current portion	(369,937)
Noncurrent portion	$1,217,241

Maturities as of the twelve months period ended December 31, for the next five years are as follows:

Year	Amount
2011	$388,687
2012	262,073
2013	285,659
2014	311,368
2015	339,391
Total	$1,587,178

19. MAJOR CUSTOMERS AND VENDORS

In 2010, 93% of sales were from wind tower products. Four customers accounted for a total of 88% of sales for the year ended December 31, 2010, and such customers accounted for 31%, 30%, 15% and 12% of sales, respectively. At December 31, 2010, total receivables from these customers was $13,006,027.

In 2009, all sales were from bellow expansion joints and pressure vessels product lines. Four customers accounted for a total of 51% of sales for 2009, and such customers accounted for 19%, 12%, 10% and 10% of sales, respectively. At December 31, 2009, the total receivables from these customers was $442,625.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Two vendors accounted for a total of 63% of purchases for the year ended December 31, 2010, and such vendors accounted for 48% and 15% of purchases, respectively. At December 31, 2010, the total payable to these vendors was $61,902.

Two vendors accounted for a total of 40% of purchases for 2009, and such vendors accounted for 25% and 15% of purchases, respectively. At December 31, 2009, the total payable to these vendors was $84,018.

20. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has net operating loss carry forwards for income taxes of $442,999 as at December 31, 2010, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately run enterprises, which are generally subject to tax at a rate of 25% on income reported in the financial statements after appropriate tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Creative Bellows was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2010 through 2012.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(10.1)%	(9.0)%
Other	0.3%	0.3%
Effective tax holiday	(9.8)%	-
Valuation allowance	4.0%	-
Effective income tax rate	18.4%	25.3%

There were no material temporary differences that resulted in deferred tax consequences as of December 31, 2010 and 2009.

If Creative Bellows had not been granted high-tech enterprise status, income tax expense for the year ended December 31, 2010, would have been increased by $496,000 and earnings per share would have been reduced by $0.03.

Foreign pretax earnings approximated $5,779,000 and $1,113,000 for the years ended December 31, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2010, approximately $7,861,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $786,000 would have to be provided if such earnings were remitted currently.

21. STOCKHOLDERS’ EQUITY

Contribution by Shareholders

On January 29, 2010, three shareholders contributed $922,900 to the Company. On March 2, 2010, a third party contributed equipment with a fair value of $820,300 to the Company and became a shareholder; simultaneously, the three shareholders bought this third party’s ownership interest and became 100% owners of the Company. On April 15, 2010, one shareholder injected $1,025,654 to the Company as a cash contribution. On July 5, 2010, a third party injected $167,702 to the Company as a cash contribution and became a shareholder.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement pursuant to which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase an aggregate of up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million.

On December 13, 2010, the Company completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors. In a private placement of equity, the Company sold 2,500,000 units, consisting of one share of its common stock and a warrant to purchase 67.5% of one share of its common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase an aggregate of up to 1,687,500 shares of the Company’s common stock at $4.00 per share. For its assistance in the private placement of equity, the Company paid a placement agent $1,000,000 and issued it warrants to purchase 300,000 shares of the Company’s common stock under the same terms as the warrants issued in the private placement. The Company also paid the placement agent $100,000 for its assistance in arranging the loan. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 5 years, volatility of 102%, risk free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $10,957,039.

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10,000,000. The loan bears interest of 10% payable quarterly with a maturity date of March 1, 2012 (See Note 15).

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	2,820,810	$3.70	4.41
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	2,820,810	$3.70	4.23
Exercisable at December 31, 2010	2,820,810	$3.70	4.23

22. STOCK-BASED COMPENSATION PLAN

On July 13, 2010, the Company granted non-statutory stock options to its one independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.44, with a life of 3 years and vesting over 2 years with 10,000 shares vesting on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 147%, risk free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $203,235.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On December 16, 2010, the Company granted non-statutory stock options to its other independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.40, with a life of 3 years and vesting over 2 years with 10,000 shares vesting on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 102%, risk free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $149,847.

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

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	60,000	$8.42	3.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	60,000	$8.42	2.74
Exercisable at December 31, 2010	20,000	$8.42	2.74

There were no options exercised during the year ended December 31, 2010. The Company recorded $168,842 as compensation expense for stock options for the year ended December 31, 2010. Options that were expected to vest at December 31, 2010, were 40,000 shares, weighted average exercise price of $8.42 and weighted-average remaining contractual term of 2.74 years.

23. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company’s Chinese operating subsidiaries are required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The PRC subsidiaries of the Company are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

Index

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund in the years ended December 31, 2010 and 2009.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

24. OPERATING RISKS

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

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under current PRC law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

25. CONTINGENCY AND COMMITMENTS

The Company is required to contribute $14.2 million as additional contribution of capital to Creative Bellows by July 2012.

The Company has been granted an exclusive license to use a production method patent for lead-free soft solder with mischmetal from the Shenyang Industry University until December 31, 2016. Under the terms of the license, the Company will pay Shenyang Industry University royalties based on the Company’s sales associated with its use of the patent of no more than RMB 100,000 ($15,200) each quarter.

On January 13, 2011, the Company received a delisting notice from the NASDAQ Staff pursuant to its discretionary authority under Listing Rule 5101, which asserts that the Company failed to timely notify NASDAQ of the Company’s plans to complete the December 2010 financing transactions during the listing application process as required by Listing Rules 5205(e) and 5250(a)(1). The Company has appealed the Staff’s decision to an independent NASDAQ Hearings Panel. Until the Panel reaches a final determination, the Company’s common stock will continue to be listed on the NASDAQ Capital Market.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)
Date: February 22, 2011	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bei Lu	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2011
Bei Lu
/s/ Nan Liu	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2011
Nan Liu
/s/ Dianfu Lu	Director	February 22, 2011
Dianfu Lu
/s/ Arnold Staloff	Director	February 22, 2011
Arnold Staloff
/s/ Shuyuan Liu	Director	February 22, 2011
Shuyuan Liu
/s/ Zili Zhao	Director	February 22, 2011
Zili Zhao

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement and Plan of Reorganization by and between Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

2.2
Return to Treasury Agreement by and between CleanTech Innovations, Inc. and Jonathan Woo, dated July 2, 2010 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

2.3
Agreement and Plan of Merger by and between Everton Capital Corporation and CleanTech Innovations, Inc., dated June 18, 2010 (Incorporated herein by reference to Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

†2.4
First Amendment to Share Exchange Agreement and Plan of Reorganization by and between Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc., dated February 17, 2011, and effective as of July 2, 2010

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2 (File No. 333-138995) filed on November 29, 2006)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)
3.3
Articles of Merger between Everton Capital Corporation and CleanTech Innovations, Inc. amending the Articles of Incorporation filed with the Secretary of State of the State of Nevada on June 18, 2010 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

3.4
Articles of Exchange of Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc. filed with the Secretary of State of the State of Nevada on July 2, 2010 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

4.1	Specimen Stock Certificate (RESCINDED) (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form SB-2 (File No. 333-138995) filed on November 29, 2006)
4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)
4.3	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 14, 2010)
4.4	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on July 29, 2010)
4.5	Form of Warrant (Incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 16, 2010)
4.6	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 16, 2010)
4.7	Form of First Amendment to Registration Rights Agreement (Incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on January 11, 2011)
10.1	Jade Claim (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form SB-2 (File No. 333-138995) filed on November 29, 2006)
10.2	Trust Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form SB-2 (File No. 333-138995) filed on November 29, 2006)
10.3
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Panjin Binhai Wind Power Generation Project by and between Huaneng Panjin Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 5, 2010 (Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.4
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tieling Pingdingbao Wind Power Generation Project by and between Huaneng Tieling Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated April 9, 2010 (Incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.5
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tieling Changtu Laochengzhen Wind Power Generation Project by and between Huaneng Tieling Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated April 9, 2010 (Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.6
Intellectual Property Transfer Agreement by and between Liaoning Creative Bellows Co., Ltd. and Bei Lu, dated September 8, 2010 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.7
Wind Turbine Tower Purchase Contract for the China Guodian Beipiao Beisijia Wind Power Generation Project by and between China Guodian Beipiao Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated March 21, 2010 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on October 13, 2010)

10.8
Technology Transfer Agreement by and between Shenyang Industry University and Liaoning Creative Bellows Co., Ltd., dated August 15, 2008 (Incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on October 13, 2010)

10.9
Short Term Loan Agreement between Strong Growth Capital Ltd. and CleanTech Innovations, Inc., dated October 14, 2010 (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-53511) filed on November 3, 2010)

10.10
Patent License Agreement by and between Shenyang Industry University and Liaoning Creative Bellows Co., Ltd., dated July 15, 2008 (Incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

10.11
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongliao Halunhuduga Wind Power Generation Project by and between Huaneng Tongliao Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010 (Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

10.12
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongliao Distributed Access Wind Power Generation Project by and between Huaneng Tongliao Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010 (Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

#10.13
Standard Labor Contract by and between Bei Lu and Liaoning Creative Bellows Co., Ltd., dated July 2, 2010 (Incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

#10.14
Standard Labor Contract by and between Nan Liu and Liaoning Creative Bellows Co., Ltd., dated September 28, 2010 (Incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

10.15
Loan Agreement between NYGG (Asia), Ltd. and CleanTech Innovations, Inc., dated December 13, 2010 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 16, 2010)

10.16	10% Promissory Note, dated December 13, 2010 (Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 16, 2010)
†10.17
Wind Turbine Tower Purchase Contract for the Guodian Inner Mongolia Xilinguole Tianhe Wind Power Plant Stage One Project by and between Xilinguole Tianhe Wind Power Generation Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010

†10.18
Wind Power Unit Purchase Order for Guodian Beizhen Phase II (Jiazi Mountain) Wind Power Project by and between Guodian Hefeng Wind Power Development Co., Ltd and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 2010

†10.19
Subcontract of Gezhouba Inner Mongolia Wind Tower Tube Manufacturing Project by and between Gezhouba Inner Mongolia Wind Power Equipment Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated October 20, 2010

†10.20
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongyu Xinhua 1A Wind Farm Project by and between Huaneng Tongyu Xinhua Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 14, 2011

†10.21
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongyu Xinhua 1B Wind Farm Project by and between Huaneng Tongyu Xinhua Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 14, 2011

†10.22	Form of Nonqualified Stock Option Agreement
†10.23	Waiver and Release between CleanTech Innovations, Inc. and Bei Lu, dated as of October 27, 2010
†10.24	Waiver and Release between CleanTech Innovations, Inc. and Dianfu Lu, dated as of October 27, 2010
†10.25	Waiver and Release between CleanTech Innovations, Inc. and Wenge Chen, dated as of October 27, 2010
†10.26	Waiver and Release between CleanTech Innovations, Inc. and Wonderful Limited, dated as of October 27, 2010
14.1	Code of Conduct (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 14, 2010)
16.1	Letter from Malone & Bailey, PC, dated April 23, 2009 (Incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on April 24, 2009)
21.1	Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)
†31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
99.1	Amended and Restated Audit Committee Charter (Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on July 29, 2010)
99.3	Compensation Committee Charter (Incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on July 29, 2010)
99.4
Nominating and Corporate Governance Committee Charter (Incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on July 29, 2010)

99.5
Notice of Approval of Change in Ownership Application for Connecting Bend Pipe Patent from the State Intellectual Property Office of the PRC, dated July 23, 2010 (Incorporated herein by reference to Exhibit 99.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

99.6
Certificate of Patent Licensing Agreement Record from the State Intellectual Property Office of the PRC, dated April 30, 2010 (Incorporated herein by reference to Exhibit 99.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on October 13, 2010)

99.7
Enterprise Legal Person Business License issued to Liaoning Creative Bellows Co., Ltd. by the Tieling Administration Bureau of Industry and Commerce, dated October 15, 2010 (Incorporated herein by reference to Exhibit 99.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

99.8
Lock-Up Agreement between Bei Lu and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.9
Lock-Up Agreement between Dianfu Lu and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.10
Lock-Up Agreement between Wenge Chen and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.11
Lock-Up Agreement between Ping Chen and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.11 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.12
Lock-Up Agreement between Shengfen Lin and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.12 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

# Management contract or compensatory plan, contract or arrangement
† Filed herewith