Form 10-Q
period 2011-03-31
CleanTech Innovations, Inc.
filed 2011-05-16
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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
YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,982,822 shares of common stock outstanding as of May 11, 2011.

CleanTech Innovations, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and equivalents	$5,413,383	$13,308,568
Restricted cash	1,235,928	281,569
Accounts receivable, net	15,134,195	13,988,139
Other receivables and deposits	782,265	775,871
Retentions receivable	138,883	105,911
Prepayments	413,904	233,904
Advances to suppliers	4,477,659	852,518
Inventories	2,676,386	2,440,591
Notes receivable	-	75,498

Total current assets	30,272,603	32,062,569

NONCURRENT ASSETS:
Prepayments for land use right	311,509	-
Long-term investment	91,514	90,597
Retentions receivable	2,861,583	2,460,202
Prepayments	316,939	315,392
Property and equipment, net	10,907,531	10,721,944
Land use right and patents, net	3,662,767	3,645,622

Total noncurrent assets	18,151,843	17,233,757

TOTAL ASSETS	$48,424,446	$49,296,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,317,682	$1,960,401
Unearned revenue	178,802	252,903
Other payables and accrued expenses	100,062	465,662
Taxes payable	415,682	921,767
Advance from shareholder	256,643	302,305
Short-term loans	13,660,545	3,865,493
Short-term payable, net of unamortized interest	373,678	369,937

Total current liabilities	16,303,094	8,138,468

NONCURRENT LIABILITIES:
Advance from shareholder	205,132	255,796
Long-term loan	-	10,000,000
Long-term payable, net of unamortized interest	1,243,756	1,217,241

Total noncurrent liabilities	1,448,888	11,473,037

Total Liabilities	17,751,982	19,611,505

CONTIGENCY AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2011, and December 31, 2010, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,222 and 24,963,322 shares issued and outstanding as of March 31, 2011, and December 31, 2010, respectively	250	250
Paid-in capital	20,606,861	20,514,442
Statutory reserve fund	966,865	890,122
Accumulated other comprehensive income	1,427,529	1,030,432
Retained earnings	7,670,959	7,249,575

Total stockholders' equity	30,672,464	29,684,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,424,446	$49,296,326

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

Net sales	$3,932,665	$232,118
Cost of goods sold	2,859,117	112,567

Gross profit	1,073,548	119,551

Operating expenses
Selling	289,892	53,978
General and administrative	607,231	162,468

Total operating expenses	897,123	216,446

Income (loss) from operations	176,425	(96,895)

Non-operating income (expense)
Interest income	10,105	3,341
Interest expense	(327,019)	(103,986)
Other income	4,472	-
Other expenses	(12,582)	(42,376)
Subsidy income	800,111	373,229

Total non-operating income	475,087	230,208

Income before income tax	651,512	133,313
Income tax expense	(153,385)	(38,160)

Net Income	498,127	95,153
Foreign currency translation	397,097	1,374

Comprehensive Income	$895,224	$96,527

Basic weighted average shares outstanding	24,971,019	15,122,000

Diluted weighted average shares outstanding	25,216,184	15,122,000

Basic earnings per share	$0.02	$0.01

Diluted earnings per share	$0.02	$0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$498,127	$95,153
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	145,414	20,594
Stock options	35,719	-
Amortization of interest expense	14,147	-
(Increase) decrease in assets:
Restricted cash	(947,638)	(450,204)
Accounts receivable	(1,000,515)	420,280
Retentions receivable	(406,741)	(8,302)
Notes receivable	75,951	-
Other receivables, deposits and prepayments	(176,919)	(36,905)
Advances to suppliers	(3,912,039)	(1,166,304)
Inventories	(210,255)	(374,008)
Increase (decrease) in liabilities:
Accounts payable	(659,846)	902,705
Other payables and accrued expenses	(368,635)	2,178,195
Unearned revenue	(76,346)	22,096
Taxes payable	(513,308)	(117,642)

Net cash (used in) provided by operating activities	(7,502,884)	1,485,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for construction	-	(2,239,226)
Acquisition of property & equipment	(202,624)	(1,289,395)
Acquisition of intangible assets	-	(60,119)

Net cash used in investing activities	(202,624)	(1,349,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from warrants exercise	56,700	-
Repayment to shareholder	(101,555)	-
Proceeds from short-term loans	-	5,565,156
Repayment of short-term loans	(243,043)	(5,565,156)
Contribution by shareholders	-	922,927

Net cash (used in) provided by financing activities	(287,898)	922,927

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	98,221	256

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(7,895,185)	1,059,327

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,308,568	1,295,145

CASH & EQUIVALENTS, END OF PERIOD	$5,413,383	$2,354,472

Supplemental Cash flow data:
Income tax paid	$153,385	$14,949
Interest paid	$73,688	$103,232

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The Company acquired Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended. Under the terms of the Share Exchange Agreement, on July 2, 2010, the Company issued 15,122,000 shares of its common stock to the three owners of Creative Bellows and two of their designees for their agreement to enter into and consummate a series of transactions, described below, by which the Company acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, the Company entered into an agreement with Jonathan Woo, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of the Company’s common stock for cancellation. Mr. Woo received $40,000 from the Company for the cancellation of his shares of common stock, which was charged to additional paid-in capital. The $40,000 payment reflected the fair value of the shares in the Company, which was a non-operating public shell with no trading market for its common stock prior to the Share Exchange Agreement. The cancelled shares were retired and, for accounting purposes, the shares were treated as not having been outstanding for any period presented. Upon completion of the foregoing transactions, the Company had 19,130,000 shares of its common stock issued and outstanding. Simultaneously with the foregoing transactions, the Company changed its fiscal year end to December 31.

On July 15, 2010, the State Administration of Industry and Commerce (“AIC”) of the People’s Republic of China (“PRC”) issued a Sino-foreign joint venture business license for Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of the Company’s capital injection of approximately $23.3 million in cash for approximately 87% of Creative Bellows. Finally, on October 15, 2010, the Company obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for approximately $6 million in cash. On October 27, 2010, pursuant to waiver and release agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests for a mutual release of claims. As a result of these transactions, Creative Bellows became a 100% subsidiary of the Company effective October 15, 2010.

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

Creative Bellows was incorporated in the PRC province of Liaoning on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, three individual shareholders, who were also the shareholders of Creative Bellows, established Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). At the end of 2009, the three shareholders transferred all of their shares to Creative Bellows at cost; as a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind tower components designed and manufactured by Creative Bellows.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“USD”). The accompanying consolidated financial statements present the historical financial condition, results of operations and cash flows of the operating companies.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances were eliminated in consolidation.

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

Cash and Equivalents

Cash and equivalents include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Restricted Cash

Restricted cash consists of a percentage of sales deposited by the Company into its bank accounts according to contract terms and which serves as a contract execution and product delivery guarantee. The restriction is released upon customer acceptance of the product.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $8,974 and $8,884 at March 31, 2011, and December 31, 2010, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

At March 31, 2011, and December 31, 2010, the Company had retentions receivable for product quality assurance of $3,000,466 and $2,566,113, respectively. The retention generally is 10% of the sales price with terms of 1-2 years, but no later than the termination of the warranty period. $138,883 and $105,911 of the retentions receivable at March 31, 2011, and December 31, 2010, respectively, are current and due within one year; $2,861,583 and $2,460,202 of the retentions receivable are treated as long-term assets at March 31, 2011, and December 31, 2010, respectively. The Company has not encountered any significant collectability issue with respect to the retention receivables.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2011, and December 31, 2010, there were no significant impairments of its long-lived assets.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011, and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax-related liability.

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

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). The Company’s products sold and services provided in China are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

The Company offers a warranty to its customers on its products of up to 24 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and, as of March 31, 2011, the Company accrued $10,661 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The Company’s warranty reserve activity for the three months ended March 31, 2011, is as follows:

2011
Beginning balance	$10,555
Provisions	-
Exchange rate gain	106
Actual costs incurred	-
Ending balance in current liabilities	$10,661

The Company provides after-sales services at a charge after expiration of the warranty period. Such revenue is recognized when such service is provided. For the three months ended March 31, 2011, there was no after-sales services income.

Cost of Goods Sold

Cost of goods sold consists primarily of material, labor and related overhead, which is directly attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Research and Development

Research and development costs are related primarily to the Company’s development and testing of its new technologies that are used in the manufacturing of bellows-related products. Research and development costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, research and development was $60,738 and $1,969, respectively, and was included in general and administrative expenses.

Subsidy Income

Subsidy income included grants from LiaoNing Province Finance Bureau to support the Company’s special technology development project and a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract businesses with high-tech products to such zone. This latter grant was without any conditions and restrictions, did not require repayment and was exempt from income tax in 2008. The grant is determined based on the investment made by the Company, its floor space occupied in such zone and certain taxes paid by the Company. Subsidy income is subject to PRC statutory income tax. In addition, the Company received $530,000 during the first quarter of 2011 from the local government in recognition of the Company becoming a U.S.-listed company.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the three months ended March 31, 2011 and 2010, shipping and handling costs were $227,028 and $19,882, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

	Three months ended March 31,
	2011	2010
Net income	$498,127	$95,153

Weighted average shares outstanding – basic	24,971,019	15,122,000
Effect of dilutive securities:
Unexercised warrants and options	245,165	-
Weighted average shares outstanding – diluted	25,216,184	15,122,000

Earnings per share – basic	$0.02	$0.01
Earnings per share – diluted	$0.02	$0.01

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

As of March 31, 2011, and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2011 and 2010, included net income and foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Management determined that the Company’s product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment under ASC 280. The Company operates exclusively in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for each of the Company’s products, principally the rolling and welding of raw steel materials, make use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. The Company’s products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. The Company’s products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and the Company’s sales force sells its products directly to these companies, which utilize the Company’s components in their finished products. All of the Company’s long-lived assets for production are located in its facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. The Company established its subsidiary, Creative Wind Power, solely for the purpose of marketing and selling the Company’s wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of the Company’s product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

As a result, management views the Company’s business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that the Company had one reportable segment under ASC 280 because: (i) all of the Company’s products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

Following is a summary of sales by products for the three months ended March 31, 2011 and 2010:

	2011	2010
Revenues from product lines
Bellows expansion joints and related	$117,159	$232,118
Pressure vessels	340,338	-
Wind towers	3,475,168	-
	$3,932,665	$232,118

New Accounting Pronouncements

In April 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this ASU on January 1, 2011. As of March 31, 2011, the Company is not entered into any business combination transactions.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit-related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

3. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw material and equipment purchases.

4. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Deposits for contract bidding	$597,937	$641,145
Advance to employees	177,205	98,725
Other	7,123	36,001
Total	$782,265	$775,871

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

5. INVENTORIES

Inventories consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Raw materials	$415,819	$1,852,451
Finished goods	282,276	165,023
Work in process	1,978,291	423,117
Total	$2,676,386	$2,440,591

6. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months.

7. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows entered into an investment with a credit union and purchased 600,000 credit union shares for $91,514 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder of the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at March 31, 2011, and December 31, 2010.

8. PREPAYMENTS

Current portion of prepayments included prepaid quarterly interest for a long-term loan and prepayment for legal services.

Noncurrent portion of the prepayments mainly represented prepaid land occupancy fee to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over a period of 50 years according to the terms of the lease agreement.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Buildings	$8,090,179	$7,874,278
Equipment and machinery	3,009,707	2,925,164
Vehicle	54,450	53,906
Office equipment	62,315	49,598
Total	11,216,651	10,902,946
Accumulated depreciation	(309,120)	(181,002)
Net value	$10,907,531	$10,721,944

Depreciation for the three months ended March 31, 2011 and 2010, was $125,773 and $2,090, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

10. INTANGIBLE ASSETS

Intangible assets consisted of land use right and patents. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

The Company has been granted an exclusive license to use a production method patent for lead-free soft solder with mischmetal from the Shenyang Industry University until December 31, 2016. The Company paid a one-time use of technology fee of RMB 100,000 ($15,200).

Intangible assets as of March 31, 2011, and December 31, 2010, were as follow:

	2011	2010
Land use right	$3,853,528	$3,814,950
Patents	15,252	15,100
Total	3,868,780	3,830,050
Accumulated amortization	(206,013)	(184,428)
Net	$3,662,767	$3,645,622

Amortization of intangible assets for the three months ended March 31, 2011 and 2010, were $19,640 and $18,504, respectively. At March 31, 2011, annual amortization for the next five years was expected to be as follows:

Year	Amount
2012	$78,900
2013	78,900
2014	78,900
2015	78,900
2016	78,900
Thereafter	$3,268,000

11. OTHER PAYABLES AND ACCRUED EXPENSES

Accrued expenses at March 31, 2011, and December 31, 2010, were as follow:

	2011	2010
Payroll-related	$87,506	$107,817
Warranty	10,661	10,555
Other	1,895	-
Advance from third party	-	347,290
Total	$100,062	$465,662

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

12. UNEARNED REVENUE

Unearned revenue represented cash collected for products not yet accepted by customers at the balance sheet date.

13. SHORT-TERM LOANS

On May 24, 2010, the Company borrowed $387,997 with interest of 5.346% from a bank. The maturity date was November 24, 2010. The loan was collateralized by raw material inventory and the personal guarantee of the Company’s CEO together with a third party’s guarantee. As of November 23, 2010, the loan was repaid, and on November 24, 2010, the Company borrowed $362,390 from the same bank with interest of 5.610%. The maturity date of the new loan is May 24, 2011. The loan is collateralized by raw material inventory. On December 23, 2010, the Company repaid $120,797 to the bank. On January 26, 2011, the remaining balance of the loan was repaid by the Company.

On September 13, 2010, the Company borrowed $1,754,011, $915,136 and $991,398 from three different credit unions. Each loan bears interest of 7.2% and matures September 12, 2011. These loans were collateralized by one of the Company’s buildings and its land use right. At March 31, 2011, the Company had short-term loans outstanding of $3,660,545.

On December 13, 2010, the Company entered into a long-term loan with a lender for $10,000,000. The loan bears interest of 10% payable quarterly with a maturity of March 1, 2012. As of March 31, 2011, the Company had prepaid interest of $208,904.

14. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Value-added tax	$220,033	$494,715
Income tax	168,770	414,211

Other	26,879	12,841
Total	$415,682	$921,767

15. ADVANCE FROM SHAREHOLDER

On December 3, 2010, the Company’s CEO borrowed $558,101, including principal and interest, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loans bear interest of 7.28% with maturity of December 3, 2012. As of March 31, 2011, and December 31, 2010, advance from shareholder was as following:

	2011	2010
Total long-term loan	$461,775	$558,101
Current	(256,643)	(302,305)
Noncurrent	$205,132	$255,796

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

16. LONG-TERM PAYABLE

On September 21, 2009, the Company entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base (“LSVPB”), to build a plant for the Company. LSVPB was responsible for the construction of the main body of the plant and the Company was responsible for the construction of certain infrastructure for the plant, including plumbing, heating and electrical systems. The plant is 9,074 square meters with construction costs at RMB 1,350 ($206) per square meter.

LSVPB was responsible for hiring a qualified construction team according to the Company’s approved design and the Company needed to approve any material changes to the design during construction. LSVPB was also responsible for site survey, quality supervision and completion of inspection, and transfer of all construction completion records to the Company. Upon completion of its ownership registration, the Company was required to pledge the plant as collateral for payment by the Company to LSVPB of $1,868,388 (RMB 12,249,900). The pledge will terminate upon payment in full by the Company.

The Company will pay LSVPB for the cost of the project in five equal annual installments in October of each year starting October 2010. The Company is not required to pay interest. Ownership of the plant will transfer to the Company upon payment in full by the Company. The default penalty will be 0.5% of the amount outstanding, compounded daily, in the event of a default. LSVPB has the right to foreclose on the plant if payments are in arrears for more than two years, in which case all prior payments made by the Company will be treated as liquidated damages by LSVPB. As of March 31, 2011, the Company has not yet made the first payment to LSVPB under consent from LSVPB.

The Company recorded the cost of construction at the present value of the five annual payments by imputing interest of 9% from when the Company started using the plant. Amortization of the cost commenced on the date of occupation and use. The Company started using the plant on August 30, 2010. The Company expects to file for ownership registration in 2011.

At March 31, 2011, the long-term payable consisted of the following:

2011
Long-term payable	$1,868,388
Less: unamortized interest	(250,954)
Net	1,617,434
Current portion	(373,678)
Noncurrent portion	$1,243,756

Maturities as of March 31, 2011, for the next five years are as follows:

Year	Amount
2012	$406,822
2013	264,723
2014	288,548
2015	314,517
2016	342,824
Total	$1,617,434

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

17. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 88% of sales for the three months ended March 31, 2011, and each customer accounted for 72% and 16% of total sales, respectively. At March 31, 2011, total receivables from these customers were $6,167,790.

Four customers accounted for 96% of sales for the three months ended March 31, 2010, and each customer accounted for 33%, 33%, 19% and 11% of total sales, respectively. At March 31, 2010, total receivables from these customers were $211,408.

One vendor accounted for 80% of the purchases for three months ended March 31, 2011. At March 31, 2011, there was no payable to this vendor. For the three months ended March 31, 2010, three vendors accounted for 79% of the purchases, and each vendor accounted for 51%, 16% and 12% of purchases, respectively. At March 31, 2010, the total payable to these vendors was $933,332.

18. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has net operating loss carry forwards for income taxes of $1,019,000 as at March 31, 2011, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately-run enterprises, which generally are subject to tax at a rate of 25% on income reported in the financial statements after appropriate tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Creative Bellows was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2010 through 2012.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(15.0)%	(9.0)%
Other	(1.2)%	-%
Effective tax holiday	(16.8)%	-
Valuation allowance	22.5%	-
Effective income tax rate	23.5%	25.0%

There were no material temporary differences that resulted in deferred taxes as of March 31, 2011 and 2010.

If Creative Bellows had not been granted high-tech enterprise status, income tax expense for the three months ended March 31, 2011, would have been increased by $110,000 and earnings per share would have been reduced by $0.004.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

19. STOCKHOLDERS’ EQUITY

Contribution by Shareholders

On January 29, 2010, three shareholders contributed $922,900 to the Company. On March 2, 2010, a third party contributed equipment with a fair value of $820,300 to the Company and became a shareholder; simultaneously, the three shareholders bought this third party’s ownership interest and became 100% owners of the Company. On April 15, 2010, one shareholder injected $1,025,654 in cash to the Company. On July 5, 2010, a third party injected $167,702 to the Company as a cash contribution and became a shareholder.

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the three months ended March 31, 2011, there were 18,900 warrants exercised into common stock for $56,700.

On December 13, 2010, the Company completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors. In a private placement of equity, the Company sold 2,500,000 units, consisting of one share of its common stock and a warrant to purchase 67.5% of one share of its common stock, at $4.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase up to 1,687,500 shares of the Company’s common stock at $4.00 per share. For its assistance in the private placement of equity, the Company paid a placement agent $1,000,000 and issued it warrants to purchase 300,000 shares of the Company’s common stock under the same terms as the warrants issued in the private placement. The Company also paid the placement agent $100,000 for its assistance in arranging the loan. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 5 years, volatility of 102%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $10,957,039.

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10,000,000. The loan bears interest of 10% payable quarterly with a maturity of March 1, 2012 (See Note 13).

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	2,820,810	$3.70	4.41
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	2,820,810	$3.70	4.23
Exercisable at December 31, 2010	2,820,810	$3.70	4.23
Granted	-
Exercised	18,900	3.00
Forfeited	-
Outstanding at March 31, 2011	2,801,910	$3.71	3.99
Exercisable at March 31, 2011	2,801,910	$3.71	3.99

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

20. STOCK-BASED COMPENSATION PLAN

On July 13, 2010, the Company granted non-statutory stock options to its one independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.44, with a life of 3 years and vesting over 2 years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $203,235.

On December 16, 2010, the Company granted non-statutory stock options to its other independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.40, with a life of 3 years and vesting over 2 years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 102%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $149,847. On February 21, 2011, the director resigned his position from the Company. Accordingly, the unvested 20,000 shares were forfeited.

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk-free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Granted	60,000	$8.42	3.00
Exercised	-
Forfeited	-
Outstanding at December 31, 2010	60,000	$8.42	2.74
Exercisable at December 31, 2010	20,000	$8.42	2.74
Granted	-
Exercised	-
Forfeited	20,000	8.40
Outstanding at March 31, 2011	40,000	$8.43	2.39
Exercisable at March 31, 2011	20,000	$8.42	2.49

There were no options exercised during the three months ended March 31, 2011. The Company recorded $35,719 as compensation expense for stock options for the three months ended March 31, 2011. Options expected to vest at March 31, 2011, were 40,000 shares, weighted average exercise price of $8.43 and weighted-average remaining contractual term of 2.49 years.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

21. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company’s operating subsidiaries in China are required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund in three months ended March 31, 2011 and 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

22. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

23. CONTINGENCY AND COMMITMENTS

The Company is required to contribute $14.2 million as additional capital to Creative Bellows by July 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a manufacturer of structural towers for megawatt-class wind turbines and other highly engineered metal components used in the energy and other industries in the People’s Republic of China, which we refer to as China or the PRC. We currently design, manufacture, test and sell structural towers for 1, 1.5 and 3 megawatt, or MW, on-land wind turbines, and believe that we have the expertise and manufacturing capacity to provide towers for higher-powered on-land and off-shore turbines. We are currently the only wind tower manufacturer in Tieling, Liaoning Province, which we believe provides us with a competitive advantage in supplying towers to the wind-energy-rich northern provinces of China. We also manufacture specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels. Our products provide solutions for China’s increasing demand for clean energy.

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

Sales revenue represents the invoiced value of goods, net of value-added tax, or VAT. Our products sold and services provided in China are subject to VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product. We recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

We provide a warranty to all of our customers on our products of up to 24 months depending on the terms negotiated with each customer. During the warranty period, we will repair or replace defective products free of charge. We do not consider the warranty an additional service; rather, the warranty is considered an integral part of the product’s sale. There is no general right of return indicated in the contracts or purchase orders. If a product under warranty is defective or malfunctions, we are responsible for fixing it or replacing it with a new product. Our products are our only deliverables.

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

Foreign Currency Translation and Transactions and Comprehensive Income (Loss)

The accompanying consolidated financial statements are presented in U.S. dollars, or USD. Our functional currency is the USD, while the functional currency of our wholly owned subsidiaries is the Chinese Yuan Renminbi, or RMB. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The translation adjustments are recorded as a separate component of stockholders’ equity captioned “Accumulated other comprehensive income (loss).” Gains and losses resulting from transactions denominated in foreign currencies are included in “Other income (expense)” in the consolidated statements of operations. As of the date hereof, there have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

Management determined that our product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment under ASC 280. We operate exclusively in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for each of our products, principally the rolling and welding of raw steel materials, make use of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, which utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, solely for the purpose of marketing and selling our wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

Our sales in the three months ended March 31, 2010, consisted primarily of bellows expansion joints and reflected pricing based on lower sales volume of higher-margin products with unique customer design requirements, which resulted in gross margins of 52%. This concentration on higher-margin products and low sales volume led to higher gross margins for these products for the three months ended March 31, 2010, which management believes are not sustainable as production volume increases and our product lines become more diversified. For the three months ended March 31, 2011, the gross margins for our bellows expansion joints and pressure vessels decreased as our mix of bellows expansion joints and pressure vessels broadened to include more components with lower margins. We expect a further decrease in our gross margins going forward for bellows expansion joints and pressure vessels as these product lines continue to broaden.

We initiated sales of our wind towers in the second quarter of 2010 and expect the majority of our sales going forward will be of our wind towers. Initial gross margins of our wind towers were impacted by one-time startup costs of approximately $100,000, production inefficiencies associated with the introduction of a new product line and lower sales volume, which reduced gross margins significantly at the time the startup costs were incurred. We have experienced an increase in gross margins for our wind towers since the quarter ended June 30, 2010, because of increased sales volume, improved production efficiencies and the elimination of certain startup costs. In addition, our blended gross margin of 27% for the three months ended March 31, 2011, was lower than for the three months ended March 31, 2010, largely due to the decrease in our gross profits from bellows expansion joints and related to a more sustainable level from 52% for the three months ended March 31, 2010, in addition to the introduction of our comparatively lower-margin wind tower products.

As our overall mix of products and product gross margins broadens and sales volume increases, we expect the gross margins of our product lines to converge and stabilize toward the current blended gross margin of approximately 27% to 30%. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011, compared to the Three Months Ended March 31, 2010

The following table presents the consolidated results of operations for the three months ended March 31, 2011 and 2010.

	2011		2010
	$	% of Sales	$	% of Sales
Net sales	3,932,665	100%	232,118	100%
Cost of goods sold	2,859,117	73%	112,567	48%
Gross profit	1,073,548	27%	119,551	52%
Total operating expenses	897,123	23%	216,446	94%
Income (loss) from operations	176,425	5%	(96,895)	(42)%
Total non-operating income	475,087	12%	230,208	99%
Income before income tax	651,512	17%	133,313	57%
Income tax expense	(153,385)	(4)%	(38,160)	(16)%
Net income	498,127	13%	95,153	41%

NET SALES

Net sales for the three months ended March 31, 2011, increased to $3.93 million from $0.23 million for the three months ended March 31, 2010, an increase of $3.7 million or 1594%. Net sales for the three months ended March 31, 2011, consisted of $3.47 million in sales of wind towers and $0.46 million in sales of bellows expansion joints and pressure vessels, while our net sales for the three months ended March 31, 2010, consisted entirely of bellows expansion joints. The increase in net sales was attributable to our commencement in the second half of 2010 of production and sales of wind towers, which became our main product line in the first quarter of 2011 and continues to experience an increase in demand. Our wind tower products have higher unit prices but longer production cycles than our other products because our wind towers are customized to order and the selling prices vary based on customer specifications.

COST OF GOODS SOLD

Cost of goods sold for the three months ended March 31, 2011, increased to $2.86 million from $0.11 million for the three months ended March 31, 2010. Cost of goods sold includes material costs, primarily steel, and labor costs and related overhead. The increase in cost of goods sold is due to the introduction and significant increase of production and sales volume of our wind tower products during the first three months of 2011. Cost of goods sold as a percentage of net sales for the three months ended March 31, 2011, was 73% compared to 48% for the same period of 2010. The increase in cost of goods sold as a percentage of sales was mainly due to the commencement and increased sales and production of wind towers in the second quarter of 2010, which have a higher cost compared to our other products because of the raw material costs in proportion to total costs of our wind tower products. Additionally, cost of goods sold as a percentage of sales increased as sales volume increased and our mix of bellows expansion joints and pressure vessels shifted to include lower margin offerings in the product lines.

GROSS PROFIT

Gross profit for the three months ended March 31, 2011, increased to $1.07 million from $0.12 million for the three months ended March 31, 2010. Gross profit margin decreased to 27% for the three months ended March 31, 2011, from 52% for the same period of 2010.

Our sales in the first quarter of 2010 consisted primarily of bellows expansion joints, which reflected pricing based on lower sales volume of higher margin products with unique customer design requirements and resulted in gross profit margins of 52%. The concentration of higher margin products and low sales volume in the beginning of 2010 caused an unusually high gross profit margin that management does not believe is sustainable in the future. In the first quarter of 2011, gross profit margins for our bellows expansion joint and pressure vessel products decreased from the comparable period of 2010, as expected by management, as we sold a more diversified mix of products. Since the second quarter of 2010, we have increased sales of wind towers, which reduced overall gross profit margins. Management believes sales of bellows expansion joints and pressure vessels will continue to diversify and wind tower production will continue to increase along with manufacturing efficiency.

TOTAL OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2011, increased to $0.90 million from $0.22 million for the three months ended March 31, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of our rapidly increased sales, which included sales commission, travelling expenses of our sales persons and product shipping costs, and the general expansion of our business, including the expansion of our sales team, increased salary, employee welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in 2010. Additionally, non-cash operating expenses included compensation of $35,719 for stock options granted to our independent directors. Operating expenses as a percentage of net sales for the first quarter of 2011 was 23% compared to 94% for the first quarter of 2010. This decrease was the result of increased efficiencies resulting from higher sales.

NET INCOME

Net income for the three months ended March 31, 2011, increased to $498,127 from $95,153 for the three months ended March 31, 2010. Net income as a percentage of net sales for the first quarter of 2011 was 13% compared to 41% for the first quarter of 2010. The increase in net income was attributable to our increased sales of our products and increase in our subsidy income, which included a grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract businesses with high-tech products, grants from the Liaoning Province Finance Bureau to support our special technology development project and a grant from the local government in recognition of our becoming a U.S.-listed company. The grants are not required to be repaid. However, our non-operating income was offset partially by interest expense from the long-term loan bearing annual interest at 10%. In addition, our consolidated tax rate is 23.5% because Creative Bellows has a preferential income tax rate of 15% through 2012 after registering its status as a new high-tech enterprise in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 2011, compared to the Three Months Ended March 31, 2010

Operations and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of March 31, 2011, we had cash and equivalents of $5,413,383, other current assets of $24,859,220 and current liabilities of $16,303,094. Working capital was $13,969,509 at March 31, 2011. The ratio of current assets to current liabilities was 1.86-to-1 as of March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(7,502,884)	$1,485,658
Investing activities	(202,624)	(1,349,514)
Financing activities	(287,898)	922,927

Net cash used in operating activities was $7.5 million in the first quarter of 2011, compared to net cash provided by operating activities of $1.48 million in the first quarter of 2010. The increase in net cash used in operating activities during the three months ended March 31, 2011, was due mainly to increased accounts receivable outstanding, retentions receivable, advances to suppliers and inventory as a result of our increased production and sales, as well as the timely payment on accounts payables, other payable and taxes payable despite an increase in net income, as well as increased restricted cash as a performance guarantee to customers resulting from our increased sales.

Net cash used in investing activities was $202,624 during the first quarter of 2011, compared to net cash used in investing activities of $1.35 million during the first quarter of 2010. All the cash used in investing activities in the first quarter of 2011 was for the purchase of property and equipment. In the first quarter of 2010, we made payments of $1.29 million and $60,119 for property and equipment purchases, and a $2.24 million prepayment for construction of a workshop.

Net cash used in financing activities was $0.29 million in the first quarter of 2011, compared to net cash provided by financing activities of $0.92 million in the first quarter of 2010. The increase in cash outflow in 2011 consisted of repayment to shareholder of $101,555 and bank loan of $243,043, despite cash proceeds from warrants exercise of $56,700. In the first quarter of 2010, we borrowed $5,565,156 from a bank and repaid the loan in full, and received a shareholder cash contribution of $922,927.

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

As of March 31, 2011, we had an accounts receivable of $15,143,169 (before bad debt allowance of $8,974), of which $3,206,142 was current, $8,979,330 had aging over 30 days, $2,739,246 had aging over 90 days and $218,451 had aging over 180 days.

Private Placements

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

Recent Accounting Pronouncements

In April 2010, FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this ASU on January 1, 2011. As of March 31, 2011, we are not entered into any business combination transactions.

On March 5, 2010, FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This ASU clarifies the guidance within the derivative literature that exempts certain credit-related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for us on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements and (4) the transfers between Levels 1, 2 and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to our financial position or results of operations.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or the LSVPB, to build a plant for us.  Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,868,388 (RMB 12,249,900) in plant construction costs over five equal annual installment payments starting in October 2010.  As of March 31, 2011, we have not yet made the first payment to LSVPB under consent from LSVPB.

On May 24, 2010, we borrowed $387,997 with interest of 5.346% from a bank. The maturity date was November 24, 2010. The loan was collateralized by raw material inventory and the personal guarantee of the Company’s CEO together with a third party’s guarantee. As of November 23, 2010, the loan was repaid, and on November 24, 2010, we borrowed $362,390 from the same bank with interest of 5.610%. The maturity date of the new loan is May 24, 2011. The loan is collateralized by raw material inventory. On December 23, 2010, we repaid $120,797 to the bank. On January 26, 2011, the remaining part of the loan was repaid.

On September 13, 2010, we borrowed $1,754,011, $915,136 and $991,398 from three different credit unions. Each loan bears interest of 7.2% and matures September 12, 2011. These loans were collateralized by one of our buildings and our land use right.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)
Date: May 16, 2011	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

† Filed herewith
‡ Furnished herewith