Form 10-K/A
period 2010-12-31
CleanTech Innovations, Inc.
filed 2011-09-30
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the CleanTech Innovations, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on February 22, 2011, is being filed to include a new risk factor and financial schedule under Note 26 of the consolidated financial statements in response to certain comments made by the staff of the Securities and Exchange Commission.

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

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the U.S., or U.S. GAAP, have limited relevant education and training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

Our manufacturing operations are in China and we historically have maintained our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent registered public accounting firm  under U.S. GAAP.  However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

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

If we fail to satisfy our required additional contribution of registered capital to Creative Bellows,  Creative Bellows may be required to pay a penalty and it may not be able to distribute dividends to us, which could adversely affect our business.

As of January 14, 2011, we are required to contribute $8.1 million as additional contribution of registered capital to Creative Bellows by July 2012. Under PRC laws, shareholders of a foreign-invested enterprise are required to contribute capital to satisfy the registered capital requirement of the foreign-invested enterprise within a period of not more than two years from the date when the foreign-invested enterprise’s license to conduct business is initially granted. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the foreign-invested enterprise, grant a further three-month grace period without penalty. If the capital contribution remains incomplete after the grace periods have been exhausted or denied, the foreign invested enterprise may be required to pay a negotiated penalty related to the unsatisfied contribution of capital remaining outstanding. If the shareholders remain unable to complete the capital contribution within a six-month period following payment of the penalty, the foreign-invested enterprise may reduce its increased registered capital to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies. Until such contribution of capital is satisfied or the registered capital requirement is reduced to the amount already contributed, however, the foreign-invested enterprise is not allowed to repatriate profits to its shareholders, unless otherwise approved by SAFE. If we fail to satisfy our additional capital contribution to Creative Bellows, Creative Bellows may be required to pay a penalty and it may not be able to repatriate profits or dividends to us, which could adversely affect our business and the value of our common stock.

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

Goldman Kurland and Mohidin, LLP
Encino, California
February 18, 2011, except for Note 26, for which the date is September 29, 2011

Index

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$13,308,568	$1,295,145
Restricted cash	281,569	-
Accounts receivable, net	13,988,139	1,320,899
Other receivables and deposits	775,871	550,469
Retentions receivable	105,911	57,088
Prepayments	233,904	-
Advances to suppliers	852,518	11,245
Inventories	2,440,591	169,707
Notes receivable	75,498	-

Total current assets	32,062,569	3,404,553

NON CURRENT ASSETS:
Long term investment	90,597	87,872
Retentions receivable	2,460,202	63,234
Prepayments	315,392	254,940
Construction in progress	-	2,326,460
Property and equipment, net	10,721,944	52,864
Land use right and patents, net	3,645,622	3,536,894

Total non current assets	17,233,757	6,322,264

TOTAL ASSETS	$49,296,326	$9,726,817

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,960,401	$518,392
Other payables and accrued expenses	465,662	747,759
Advance from Customers	252,903	202,812
Short term loans	3,865,493	3,221,932
Taxes payable	921,767	466,593
Advance from shareholder	302,305	-
Short term payable, net of unamortized interest	369,937	-

Total current liabilities	8,138,468	5,157,488

NON CURRENT LIABILITIES:
Advance from shareholder	255,796	-
Long term loan	10,000,000	-
Long term payable, net of unamortized interest	1,217,241	-

Total Liabilities	19,611,505	5,157,488

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

Index

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,218,841	$831,365
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	251,208	75,019
Stock options	168,842	-
Allowance for accounts receivable	8,692	-
(Increase) decrease in assets:
Restricted cash	(275,463)	-
Accounts receivable	(12,361,137)	(1,320,357)
Retentions receivable	(2,389,100)	(120,273)
Notes receivable	(73,861)	-
Other receivables, deposits and prepayments	(489,110)	(805,014)
Advances to suppliers	(822,688)	(11,240)
Inventories	(2,216,487)	(168,401)
Increase (decrease) in liabilities:
Accounts payable	1,395,002	517,521
Other payables and accrued expenses	(298,079)	(182,719)
Advance from Customers	42,848	202,729
Taxes payable	431,139	415,664

Net cash used in operating activities	(12,409,353)	(565,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(1,245,742)
Acquisition of property & equipment	(5,884,286)	(52,581)
Acquisition of intangible assets	(75,401)	-
Long term investment	-	(87,353)

Net cash used in investing activities	(5,959,687)	(1,385,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loans	10,000,000	3,220,612
Advance from shareholder	545,999	-
Proceeds from short term loans	11,042,802	-
Repayment of short term loans	(10,511,005)	-
Contribution by shareholders	2,132,732	-
Issuance of common stock for cash	17,050,203	-

Net cash provided by financing activities	30,260,731	3,220,612

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	121,732	60

NET INCREASE IN CASH & EQUIVALENTS	12,013,423	1,269,290

CASH & EQUIVALENTS, BEGINNING OF YEAR	1,295,145	25,855

CASH & EQUIVALENTS, END OF YEAR	$13,308,568	$1,295,145

Supplemental Cash flow data:
Income tax paid	$1,216,021	$14,883
Interest paid	$616,458	$129,274

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

25. CONTINGENCY AND COMMITMENTS

The Company is required to contribute $14.2 million as additional contribution of capital to Creative Bellows by July 2012.  If the Company is unable to make the required capital contribution to registered capital the Company may be subject to a negotiated penalty related to the unsatisfied portion of registered capital. If the Company chooses to pay the penalty, the Company can request that its registered capital be reduced to the amount already paid or to another amount that can be completed within a set completed within a set period of time. The Company may also apply for a grace period, whereby the Company would receive up to an additional 9 months to make the payment, or may apply to reduce its registered capital prior to the payment becoming due.

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

26. CONDENSED FINANCIAL INFORMATION OF U.S. PARENT

CleanTech is a U.S. holding company with no material assets other than the ownership interests of its two wholly owned subsidiaries organized under the laws of the PRC. Following are condensed financial statements for CleanTech, the U.S. parent, on a standalone, unconsolidated basis as of December 31, 2010.

CLEANTECH INNOVATIONS, INC.
BALANCE SHEET - US PARENT ONLY
DECEMBER 31, 2010

2010
ASSETS
Cash and equivalents	$26,654
Investment in subsidiaries	39,451,934
Prepayments	233,904

TOTAL ASSETS	$39,712,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Other payables and accrued expenses	$27,671
Long term loan	10,000,000

Total Liabilities	10,027,671

CONTINGENCY AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2010	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,963,322 shares issued and outstanding as of December 31, 2010	250
Paid in capital	20,514,442
Statutory reserve fund	890,122
Accumulated other comprehensive income	1,030,432
Retained earnings	7,249,575

Total stockholders' equity	29,684,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,712,492

CLEANTECH INNOVATIONS, INC.
STATEMENT OF INCOME - US PARENT ONLY
YEAR ENDED DECEMBER 31, 2010

2010

Operating expenses
General and administrative	$546,083

Non-operating income (expense)
Interest expense	(65,592)
Other expenses	(166)
Equity income in subsidiaries	4,830,682

Total non-operating income	4,764,924

Income before income tax	4,218,841
Income tax expense	-

Net Income	$4,218,841

CLEANTECH INNOVATIONS, INC.
STATEMENT OF CASH FLOW - US PARENT ONLY
YEAR ENDED DECEMBER 31, 2010

2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,218,841
Adjustments to reconcile net income to net cash
used in operating activities:
Stock options	168,842
Equity income in subsidiaries	(4,830,682)
Increase in other assets	(206,232)

Net cash used in operating activities	(649,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long term investment	(26,374,318)

Net cash used in investing activities	(26,374,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loans	10,000,000
Issuance of common stock	17,050,203

Net cash provided by financing activities	27,050,203

NET INCREASE IN CASH & EQUIVALENTS	26,654

CASH & EQUIVALENTS, BEGINNING OF YEAR	-

CASH & EQUIVALENTS, END OF YEAR	$26,654

Supplemental cash flow data:
Interest paid	$275,069
Income tax paid	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)
Date: September 29, 2011	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bei Lu	Chairman and Chief Executive Officer (Principal Executive Officer)	September 29, 2011
Bei Lu
/s/ Sheng Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2011
Sheng Ma
/s/ Dianfu Lu	Director	September 29, 2011
Dianfu Lu
/s/ Arnold Staloff	Director	September 29, 2011
Arnold Staloff
/s/ Shuyuan Liu	Director	September 29, 2011
Shuyuan Liu
/s/ Zili Zhao	Director	September 29, 2011
Zili Zhao

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement and Plan of Reorganization by and between Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

2.2
Return to Treasury Agreement by and between CleanTech Innovations, Inc. and Jonathan Woo, dated July 2, 2010 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

2.3
Agreement and Plan of Merger by and between Everton Capital Corporation and CleanTech Innovations, Inc., dated June 18, 2010 (Incorporated herein by reference to Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

2.4
First Amendment to Share Exchange Agreement and Plan of Reorganization by and between Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc., dated February 17, 2011, and effective as of July 2, 2010 (Incorporated herein by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

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
10.17
Wind Turbine Tower Purchase Contract for the Guodian Inner Mongolia Xilinguole Tianhe Wind Power Plant Stage One Project by and between Xilinguole Tianhe Wind Power Generation Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010  (Incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.18
Wind Power Unit Purchase Order for Guodian Beizhen Phase II (Jiazi Mountain) Wind Power Project by and between Guodian Hefeng Wind Power Development Co., Ltd and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 2010 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.19
Subcontract of Gezhouba Inner Mongolia Wind Tower Tube Manufacturing Project by and between Gezhouba Inner Mongolia Wind Power Equipment Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.20
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongyu Xinhua 1A Wind Farm Project by and between Huaneng Tongyu Xinhua Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 14, 2011 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.21
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongyu Xinhua 1B Wind Farm Project by and between Huaneng Tongyu Xinhua Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 14, 2011 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.22	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)
10.23
Waiver and Release between CleanTech Innovations, Inc. and Bei Lu, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.24
Waiver and Release between CleanTech Innovations, Inc. and Dianfu Lu, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.25
Waiver and Release between CleanTech Innovations, Inc. and Wenge Chen, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

10.26
Waiver and Release between CleanTech Innovations, Inc. and Wonderful Limited, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-35002) filed on February 22, 2011)

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