Form 10-Q
period 2011-09-30
CleanTech Innovations, Inc.
filed 2011-11-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,982,222 shares of common stock outstanding as of November 11, 2011.

CleanTech Innovations, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and equivalents	$1,548,213	$13,308,568
Restricted cash	1,632,895	281,569
Accounts receivable, net	12,303,548	13,988,139
Other receivables and deposits	387,275	775,871
Retentions receivable	2,628,391	105,911
Prepayments	237,304	233,904
Advances to suppliers	10,466,220	852,518
Inventories	5,644,481	2,440,591
Notes receivable	608,633	75,498

Total current assets	35,456,960	32,062,569

NONCURRENT ASSETS:
Retentions receivable	328,297	2,460,202
Long-term investment	94,415	90,597
Prepayments	323,600	315,392
Prepayment for construction	590,480	-
Deposit for land use right	421,846	-
Construction in process	516,223	-
Property and equipment, net	11,069,751	10,721,944
Land use right and patents, net	3,738,214	3,645,622

Total noncurrent assets	17,082,826	17,233,757

TOTAL ASSETS	$52,539,786	$49,296,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,857,908	$1,960,401
Advances from customers	134,298	252,903
Other payables and accrued expenses	171,372	465,662
Taxes payable	310,481	921,767
Advances from shareholder	299,280	302,305
Short-term loans	13,776,613	3,865,493
Short-term payable, net of unamortized interest	385,526	369,937

Total current liabilities	18,935,478	8,138,468

NONCURRENT LIABILITIES:
Advances from shareholder	48,031	255,796
Long-term loan	-	10,000,000
Long-term payable, net of unamortized interest	1,312,503	1,217,241

Total noncurrent liabilities	1,360,534	11,473,037

TOTAL LIABILITIES	20,296,012	19,611,505

CONTINGENCY AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 and 24,963,322 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	250	250
Paid-in capital	20,644,738	20,514,442
Statutory reserve fund	1,092,180	890,122
Accumulated other comprehensive income	2,701,483	1,030,432
Retained earnings	7,805,123	7,249,575

Total stockholders' equity	32,243,774	29,684,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,539,786	$49,296,326

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net sales	$15,949,664	$14,739,702	$5,825,720	$13,056,465
Cost of goods sold	11,979,772	10,519,685	4,211,809	9,324,522

Gross profit	3,969,892	4,220,017	1,613,911	3,731,943

Operating expenses
Selling	1,011,944	207,756	393,395	100,321
General and administrative	1,758,983	804,446	650,311	440,053

Total operating expenses	2,770,927	1,012,202	1,043,706	540,374

Income from operations	1,198,965	3,207,815	570,205	3,191,569

Non-operating income (expenses)
Interest income	16,752	5,436	2,379	2,088
Interest expense	(991,165)	(264,162)	(331,910)	(50,576)
Other income	7,150	-	1,287	-
Other expenses	(105,214)	(59,258)	(79,407)	(15,797)
Subsidy income	1,049,648	1,009,940	51,759	2,644

Total non-operating income (expenses), net	(22,829)	691,956	(355,892)	(61,641)

Income before income tax	1,176,136	3,899,771	214,313	3,129,928
Income tax expense	(418,530)	(996,785)	(159,640)	(808,059)

Net Income	757,606	2,902,986	54,673	2,321,869
Foreign currency translation gain	1,671,051	395,594	750,211	351,325

Comprehensive Income	$2,428,657	$3,298,580	$804,884	$2,673,194

Basic weighted average shares outstanding	24,978,902	17,447,008	24,982,822	22,021,207

Diluted weighted average shares outstanding	25,067,819	17,609,141	24,982,822	22,502,319

Basic earnings per share	$0.03	$0.17	$0.00	$0.11

Diluted earnings per share	$0.03	$0.16	$0.00	$0.10

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$757,606	$2,902,986
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	451,949	150,344
Stock options	71,795	90,007
Amortization of interest expense	43,001	-
Allowance for bad debt allowance	126,988	-
(Increase) decrease in assets:
Restricted cash	(1,310,063)	(1,323,360)
Accounts receivable	2,097,164	(9,625,524)
Retentions receivable	(276,239)	(2,668,267)
Notes receivable	(518,322)	(22,331)
Other receivables, deposits and prepayments	413,617	(1,933,487)
Advances to suppliers	(9,367,575)	(255,235)
Inventories	(3,032,983)	(843,547)
Increase (decrease) in liabilities:
Accounts payable	1,775,063	3,532,902
Other payables and accrued expenses	(305,588)	(710,668)
Advance from customers	(126,426)	32,447
Taxes payable	(635,862)	1,339,210

Net cash used in operating activities	(9,835,875)	(9,334,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(504,893)	(876,207)
Acquisition of property & equipment	(290,511)	(2,081,322)
Prepayment for construction	(577,520)	-
Deposit for land use right	(412,588)	-
Acquisition of intangible assets	-	(74,988)

Net cash used in investing activities	(1,785,512)	(3,032,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	8,253,471
Proceeds from short-term loans	-	9,473,013
Repayment of short-term loans	(246,249)	(8,797,218)
Cash proceeds from warrants exercise	58,500	-
Advances form shareholder	(229,167)	-
Contribution by shareholders	-	2,426,287

Net cash (used in) provided by financing activities	(416,916)	11,355,553

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	277,949	114,218

NET DECREASE IN CASH & EQUIVALENTS	(11,760,354)	(897,269)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,308,568	1,295,145

CASH & EQUIVALENTS, END OF PERIOD	$1,548,214	$397,876

Supplemental Cash flow data:
Income tax paid	$659,279	$869,186
Interest paid	$196,822	$264,162

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CleanTech Innovations, Inc., formerly known as Everton Capital Corporation (the “Company” or “CleanTech”), was incorporated on May 9, 2006, in the State of Nevada. Through its wholly owned operating subsidiaries in China, the Company designs, manufactures, tests and sells structural towers for on-land and off-shore wind turbines. The Company also manufactures specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production, in ultra-high-voltage electricity transmission grids and in industrial pressure vessels.

The Company authorized an 8-for-1 forward split of its common stock, effective July 2, 2010. Prior to the forward split, the Company had 5,501,000 shares of common stock issued and outstanding, and, after giving effect to the forward split, the Company had 44,008,000 shares of common stock issued and outstanding. The effect of the forward stock split was retroactively reflected for all periods presented.

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

On July 15, 2010, the State Administration of Industry and Commerce (“AIC”) of the People’s Republic of China (“PRC”) issued a Sino-foreign joint venture business license to Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of the Company’s capital injection of $23.3 million in cash for 87% of Creative Bellows. Finally, on October 15, 2010, the Company obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for $6 million in cash. On October 27, 2010, pursuant to waiver and release agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests for a mutual release of claims. As a result of these transactions, Creative Bellows became a 100% owned subsidiary of the Company effective October 15, 2010.

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

Creative Bellows was incorporated in the PRC province of Liaoning on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, the three individual shareholders of Creative Bellows established Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). At the end of 2009, the three shareholders transferred their Creative Wind Power shares to Creative Bellows at cost; as a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind tower components designed and manufactured by Creative Bellows.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The unaudited financial statements included herein were prepared by the Company pursuant to the rules and regulations of the SEC. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K. The results for the nine and three months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Restricted Cash

Restricted cash consists of a percentage of sales deposited by the Company into its bank accounts according to contract terms, which serves as a contract execution and product delivery guarantee. The restriction is released upon customer acceptance of the product.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $139,096 and $8,884 at September 30, 2011, and December 31, 2010, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

At September 30, 2011, and December 31, 2010, the Company had retentions receivable for product quality assurance of $2,956,688 and $2,566,113, respectively. The retention generally is 10% of the sales price with terms of 1-2 years, but no later than the termination of the warranty period. Current retentions receivable were $2,628,391 and $105,911 at September 30, 2011, and December 31, 2010, respectively, are current and are due within one year; $328,297 and $2,460,202 of the retentions receivable are long-term at September 30, 2011, and December 31, 2010, respectively. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that as of September 30, 2011, and December 31, 2010, there were no significant impairments of its long-lived assets.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax-related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. The customer is responsible for installation and integration of our component products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue or advances from customers. Unearned revenue or advances from customers consists of payments received from customers prior to customer acceptance of the product.

The Company’s standard payment terms  with its wind tower customers generally provide that 10% of the purchase price is due upon the Company’s deposit of restricted cash into a bank account as a contract guarantee, 20% upon the Company’s purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product, which customers normally complete within 1-2 weeks after delivery. As a common practice in the manufacturing business in PRC, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty period, which can be up to 24 months from the customer acceptance date. The final 10% of the purchase price is recognized as revenue upon customer acceptance of the product. For the Company’s bellows expansion joints and pressure vessels, payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer.

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

Warranties

The Company offers a product warranty to its customers of up to 24 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of September 30, 2011, the Company accrued $10,999 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The Company’s warranty reserve activity for the nine months ended September 30, 2011, is as follows:

2011
Balance at January 1, 2011	$10,555
Provisions	-
Exchange rate gain	444
Actual costs incurred	-
Balance at September 30, 2011 (in current liabilities)	$10,999

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the nine and three months ended September 30, 2011, the Company had no after-sales services income.

Cost of Goods Sold

Cost of goods sold consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Research and Development

Research and development costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. Research and development costs are expensed as incurred. For the nine months ended September 30, 2011 and 2010, research and development was $160,087 and $0, respectively, and was included in general and administrative expenses. For the three months ended September 30, 2011 and 2010, research and development was $45,427 and $0, respectively.

Subsidy Income

Subsidy income included grants from the LiaoNing Province Finance Bureau to support the Company’s special technology development project, and a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone. The grant from the Liaoning Province Tieling Economic and Technological Development Zone was without any conditions and restrictions, did not require repayment and was exempt from income tax in 2008. The grant was based on the Company’s investments in high-tech products, its floor space being located in the high-tech zone and certain taxes paid by the Company. The Company received $510,980 from the Tieling Finance Bureau for technology support fund and $538,668 from Liaoning Province Tieling Economic and Technological Development Zone in recognition of the Company becoming a U.S. listed company for the nine months and $51,700 for the three months ended September 30, 2011. The Company also received $1,009,900 and $2,600 during the nine and three months ended September 30, 2010, respectively, in recognition of the Company becoming a U.S. listed company. Subsidy income is subject to PRC statutory income tax.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2011 and 2010, shipping and handling costs were $905,245 and $54,741, respectively. During the three months ended September 30, 2011 and 2010, shipping and handling costs were $371,208 and $11,937, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

	Nine months ended September 30,
	2011	2010
Net income	$757,606	$2,902,986

Weighted average shares outstanding – basic	24,978,902	17,447,008
Effect of dilutive securities:
Unexercised warrants and options	88,917	162,133
Weighted average shares outstanding – diluted	25,067,819	17,609,141

Earnings per share – basic	$0.03	$0.17
Earnings per share – diluted	$0.03	$0.16

	Three months ended September 30,
	2011	2010
Net income	$54,673	$2,321,869

Weighted average shares outstanding – basic	24,982,822	22,021,207
Effect of dilutive securities:
Unexercised warrants and options	-	481,112
Weighted average shares outstanding – diluted	24,982,822	22,502,319

Earnings per share – basic	$0.00	$0.11
Earnings per share – diluted	$0.00	$0.10

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Basic and diluted earnings per share are the same for the nine and three months ended September 30, 2011, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors, are antidilutive and, accordingly, were excluded from the computation of diluted earnings per share. At September 30, 2011, options to purchase 30,000 shares of common stock were outstanding and exercisable, respectively, and warrants to purchase 2,801,310 shares of common stock were outstanding and exercisable, respectively (see Note 20 and Note 21).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables and advance to supplier. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

As of September 30, 2011, and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

The RMB to USD exchange rates in effect as of September 30, 2011, and December 31, 2010, were USD$1 = RMB6.3549 and USD$1 = RMB6.6227, respectively. The weighted average RMB to USD exchange rates in effect for the nine months ended September 30, 2011 and 2010, were USD$1 = RMB6.4975 and USD$1 = RMB6.8068, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2011 and 2010, included net income and foreign currency translation adjustments.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Following is a summary of sales by products for the nine months ended September 30, 2011 and 2010:

	2011	2010
Revenues from product lines
Bellows expansion joints and related	$958,810	$1,099,643
Pressure vessels	1,940,707	44,293
Wind towers	11,225,290	13,595,766
Other - resale of raw materials	1,824,857	-
	$15,949,664	$14,739,702

Following is a summary of sales by products for the three months ended September 30, 2011 and 2010:

	2011	2010
Revenues from product lines
Bellows expansion joints and related	$328,860	$446,989
Pressure vessels	320,524	-
Wind towers	5,127,821	12,609,476
Other – resale of raw materials	48,515	-
	$5,825,720	$13,056,465

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

 3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Deposits for contract bidding	$228,541	$641,145
Advance to employees	104,615	98,725
Other	54,119	36,001
Total	$387,275	$775,871

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw material which mainly comprised of steel. At September 30, 2011, the Company’s advance to supplier for the purchase of steel amounted to $7 million.

5. INVENTORIES

Inventories consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Raw materials	$2,482,161	$1,852,451
Finished goods	2,207,154	165,023
Work in process	955,166	423,117
Total	$5,644,481	$2,440,591

6. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of September 30, 2011, the Company had RMB 10 million ($1.6 million) notes receivable which were endorsed to third parties but had not yet matured or been cashed.

7. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows entered into an investment with a credit union and purchased 600,000 credit union shares for $94,415 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at September 30, 2011 and December 31, 2010.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

8. PREPAYMENTS

Current portion of the prepayments included prepaid legal services.

Noncurrent portion of the prepayments mainly represented a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over a period of 50 years according to the terms of the lease agreement.

9. CONSTRUCTION IN PROGRESS

At September 30, 2011, the Company had construction in progress of $516,223 to rebuild and improve the workshop ground and road. Total construction cost of the project approximately $1.59 million and the Company needs to pay $0.47 million after prepayment of $0.6 million to complete the construction as of September 30, 2011. The whole project is expected to be completed in August of 2012.

10. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Buildings	$8,351,122	$7,874,278
Equipment and machinery	3,168,041	2,925,164
Vehicle	51,456	53,906
Office equipment	88,815	49,598
Total	11,659,434	10,902,946
Accumulated depreciation	(589,683)	(181,002)
Net value	$11,069,751	$10,721,944

Depreciation for the nine months ended September 30, 2011 and 2010, was $392,251 and $94,667, respectively. Depreciation for the three months ended September 30, 2011 and 2010, was $136,174 and $46,756, respectively.

11. INTANGIBLE ASSETS

Intangible assets consisted of land use right and patents. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

The Company was granted an exclusive license to use a production method patent until December 31, 2016, for lead-free soft solder with mischmetal from the Shenyang Industry University. The Company paid a one-time use of technology fee of RMB 100,000 ($15,200).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Intangible assets as of September 30, 2011 and December 31, 2010, were as follows:

	2011	2010
Land use right	$3,975,715	$3,814,950
Patents	15,736	15,100
Total	3,991,451	3,830,050
Accumulated amortization	(253,237)	(184,428)
Net	$3,738,214	$3,645,622

Amortization of intangible assets for the nine months ended September 30, 2011 and 2010, was $59,698 and $55,677, respectively. Amortization of intangible assets for the three months ended September 30, 2011 and 2010, was $20,164 and $18,659, respectively. At September 30, 2011, annual amortization for the next five years was expected to be as follows:

Year	Amount
2012	$81,400
2013	81,400
2014	81,400
2015	81,400
2016	81,400
Thereafter	3,331,214
Total	$3,738,214

As at September 30, 2011, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau.

12. OTHER PAYABLES AND ACCRUED EXPENSES

Accrued expenses at September 30, 2011 and December 31, 2010, were as follows:

	2011	2010
Payroll-related	$118,487	$107,817
Warranty	10,999	10,555
Other	790	-
Interest payable	41,096	-
Advance from third party	-	347,290
Total	$171,372	$465,662

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

13.  ADVANCE FROM CUSTOMERS

The Company records payments received from customers in advance of their future orders to advance account. These orders normally are delivered within a reasonable period of time based upon contract terms with the customers.

14. SHORT-TERM LOANS

On May 24, 2010, the Company borrowed $387,997 with interest of 5.346% from a bank. The maturity date was November 24, 2010. The loan was collateralized by raw material inventory and the personal guarantee of the Company’s Chief Executive Officer together with a third party’s guarantee. As of November 23, 2010, the loan was repaid, and on November 24, 2010, the Company borrowed $362,390 from the same bank with interest of 5.610%. The maturity date of the new loan was May 24, 2011. The loan was collateralized by raw material inventory. On December 23, 2010, the Company repaid $120,797 to the bank. On January 26, 2011, the remaining balance of the loan was repaid by the Company.

On September 13, 2010, the Company borrowed $1,809,627, $944,153 and $1,022,833 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with the credit unions. Pursuant to this agreement, the Company is required to pay approximately $314,717 by October of 2011, with the remaining balance to be paid by June 2012. The credit unions will charge an extra 3.6% interest on the remaining principal amount of the loans for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. As of September 30, 2011, the Company had interest payable of $41,096. The  prepayment of quarterly interest, due on September 13, 2011, was not required to be made on the date it became due pursuant to a verbal agreement between the Company and the lender. At September 30, 2011, the Company had short-term loans outstanding of $13,776,613.

15. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Value-added tax	$145,677	$494,715
Income tax	146,814	414,211
Other	17,990	12,841
Total	$310,481	$921,767

16. ADVANCES FROM SHAREHOLDER

On December 3, 2010, the Company’s Chief Executive Officer borrowed $558,101, including principal and interest, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loan bore interest of 7.28% with a maturity date of December 3, 2012. As of September 30, 2011 and December 31, 2010 advance from shareholder were as follows:

	2011	2010
Total long-term loan	$347,311	$558,101
Less: Current	299,280	302,305
Noncurrent	$48,031	$255,796

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

17. LONG-TERM PAYABLE

On September 21, 2009, the Company entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base (“LSVPB”), to build a plant for the Company. LSVPB was responsible for the construction of the main body of the plant and the Company was responsible for the construction of certain infrastructure for the plant, including plumbing, heating and electrical systems. The plant is 9,074 square meters with construction costs of RMB 1,350 ($212) per square meter.

LSVPB was responsible for hiring a qualified construction team according to the Company’s approved design and the Company needed to approve any material changes to the design during construction. LSVPB was also responsible for site survey, quality supervision and completion of inspection, as well as the transfer of all construction completion records to the Company. Upon completion of the Company’s ownership registration, the Company was required to pledge the plant as collateral for payment by the Company to LSVPB of $1,927,630 (RMB 12,249,900). The pledge will terminate upon payment in full by the Company.

The Company is to pay LSVPB for the cost of the project in five equal annual installments in October of each year beginning in October 2010. The Company is not required to pay interest and ownership of the plant will transfer to the Company upon payment in full. The default penalty  is 0.5% of the amount outstanding, compounded daily, in the event of a default. LSVPB has the right to foreclose on the plant if payments are in arrears for more than two years, in which case all prior payments made by the Company will be treated as liquidated damages by LSVPB. As of September 30, 2011, the Company has not made the first payment to LSVPB as verbally consented to by LSVPB and estimated to repay from October of 2012.

The Company recorded the cost of construction at the present value of the five annual payments by imputing interest of 9% from when the Company started using the plant. Amortization of the cost commenced on the date of occupation and use. The Company started using the plant on August 30, 2010. The certificate of the property ownership was received in the third quarter of 2011.

At September 30, 2011, the long-term payable consisted of the following:

Long-term payable	$1,927,631
Less: unamortized interest	(229,602)
Net	1,698,029
Current portion	385,526
Noncurrent portion	$1,312,503

Maturities as of September 30, 2011, for the next five years are as follows:

Year	Amount
2012	$449,033
2013	273,116
2014	297,697
2015	324,490
2016	353,694
Total	$1,698,029

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

18. MAJOR CUSTOMERS AND VENDORS

Four customers accounted for 77% of sales for the nine months ended September 30, 2011, and each customer accounted for 24%, 22% , 21%  and 11% of total sales, respectively. Two customers accounted for 88% of sales for the three months ended September 30, 2011, and each customer accounted for 60%, 28% of total sales, respectively. At September 30, 2011, total receivables from these customers was $856,040.

Four customers accounted for 85% of sales for the nine months ended September 30, 2010, and each one customer accounted for 24%, 22%, 21% and 18%, respectively. The same four customers accounted for 96% of sales for the three months ended September 30, 2010, and each customer accounted for 27%, 25%, 24% and 20%, respectively. At September 30, 2010, total receivables from these customers was $11,342,353.

Two vendors accounted for 12% and 31% of purchases for the nine months ended September 30, 2011, respectively. For the three months ended September 30, 2011, two vendors accounted for 12% and 47% of the purchases, respectively. At September 30, 2011, there was $1,926,631 payable to these vendors.

Two vendors accounted for 56% of purchases for the nine months ended September 30, 2010, and each vendor accounted for 33% and 23% of purchases, respectively. For the three months ended September 30, 2010, three vendors accounted for 67% of purchases, each vendor accounted for 43%, 14% and 10%, respectively. At September 30, 2010, the total payables to these vendors was $2,191,434.

19. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $1,634,000 as of September 30, 2011, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately-run enterprises. According to this law, privately-run enterprises are generally subject to a tax rate of 25% on income reported in the privately-run enterprises’ financial statements, after appropriate tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Creative Bellows was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2010 through 2012.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the nine months ended September 30, 2011 and 2010:

	2011	2010
U.S. statutory rates	34%	34.0%
Tax rate difference	(19)%	(9)%
Other	4%	1%
Effective tax holiday	(20)%	-
Valuation allowance	37%	-
Effective income tax rate	36%	26%

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended September 30, 2011 and 2010:

	2011	2010
U.S. statutory rates	34%	34.0%
Tax rate difference	(30)%	(9)%
Other	22%	1%
Effective tax holiday	(30)%	-
Valuation allowance	78%	-
Effective income tax rate	74%	256%

There were no material temporary differences that resulted in deferred taxes as of September 30, 2011 and 2010.

If Creative Bellows had not been granted high-tech enterprise status, income tax expense for the nine months ended September 30, 2011 would have been increased by $233,275 and earnings per share would have been reduced by $0.01. Income tax expense for the three months ended September 30, 2011 would have been increased by $63,802 and earnings per share would have been reduced by $0.003.

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

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the nine and three months ended September 30, 2011, there were 19,500 and 0 warrants exercised into common stock for $58,500 and $0, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	2,820,810	$3.70	4.23
Exercisable at December 31, 2010	2,820,810	$3.70	4.23
Granted	-
Exercised	19,500	$3.00
Forfeited	-
Outstanding at September 30, 2011	2,801,310	$3.71	3.49
Exercisable at September 30, 2011	2,801,310	$3.71	3.49

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

On December 16, 2010, the Company granted non-statutory stock options to its other independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.40, with a life of 3 years and vesting over 2 years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 102%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $149,847. On February 21, 2011, the director resigned from his position with the Company. Accordingly, the unvested 20,000 shares were forfeited. Pursuant to the option agreement, the 10,000 options vested to this independent director expired unexercised as of May 22, 2011.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	60,000	$8.42	2.74
Exercisable at December 31, 2010	20,000	$8.42	2.74
Granted	-
Exercised	-
Forfeited	30,000	$8.40
Outstanding at September 30, 2011	30,000	$8.44	1.78
Exercisable at September 30, 2011	20,000	$8.44	1.78

There were no options exercised during the nine and three months ended September 30, 2011. The Company recorded $71,795 and $10,753 as compensation expense for stock options for the nine and three months ended September 30, 2011, and $90,007 as compensation expense for stock options during the nine and three months ended September 30, 2010. Options expected to vest at September 30, 2011, were 10,000 shares, weighted average exercise price of $8.44 and weighted-average remaining contractual term of 1.78 years.

22. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company’s operating subsidiaries in China are required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are now required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund in the nine and three months ended September 30, 2011 and 2010.

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

24. CONTINGENCY AND COMMITMENTS

The Company is required to contribute $14.2 million as additional capital to Creative Bellows by July 2012. If the Company is unable to make the required capital contribution to registered capital the Company may be subject to a negotiated penalty related to the unsatisfied portion of registered capital. If the Company chooses to pay the penalty, the Company can request that its registered capital be reduced to the amount already paid or to another amount that can be completed within a set period of time. The Company may also apply for a grace period, whereby the Company would receive up to an additional 9 months to make the payment, or may apply to reduce its registered capital prior to the payment becoming due.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a manufacturer of structural towers for megawatt-class wind turbines and other highly engineered metal components used in the energy and other industries in the People’s Republic of China, which we refer to as China or the PRC. We currently design, manufacture, test and sell structural towers for 1, 1.5 and 3 megawatt, or MW, on-land wind turbines, and believe we have the expertise and manufacturing capacity to provide towers for higher-powered on-land and off-shore turbines. We are currently the only wind tower manufacturer in Tieling, Liaoning Province, which we believe provides us a competitive advantage in supplying towers to the wind-energy-rich northern provinces of China. We also manufacture specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production, in ultra-high-voltage electricity transmission grids and industrial pressure vessels. Our products provide solutions for China’s increasing demand for clean energy.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. The customer is responsible for installation and integration of our products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

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

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011, compared to the Nine Months Ended September 30, 2010

The following table presents the consolidated results of operations for the nine months ended September 30, 2011 and 2010.

	2011		2010
	$	% of Sales	$	% of Sales
Net sales	15,949,664	100%	14,739,702	100%
Cost of goods sold	11,979,772	75%	10,519,685	71%
Gross profit	3,969,892	25%	4,220,017	29%
Operating expenses	2,770,927	17%	1,012,202	7%
Income from operations	1,198,965	8%	3,207,815	22%
Total non-operating income	(22,829)	-%	691,956	5%
Income before income tax	1,176,136	7%	3,899,771	27%
Income tax expense	(418,530)	(2)%	(996,785)	(7)%
Net income	757,606	5%	2,902,986	20%

NET SALES

Net sales for the nine months ended September 30, 2011, increased to $15.95 million from $14.74 million for the nine months ended September 30, 2010, an increase of $1.21 million or 8%. Net sales for the nine months ended September 30, 2011, consisted of $11.23 million in sales of wind towers, $0.96 million in sales of bellows expansion joints, $1.94 million in sales of pressure vessels and $1.82 million in other sales. Net sales for the nine months ended September 30, 2010, consisted of $13.60 million in sales of wind towers, $1.10 million in sales of bellows expansion joints and $0.04 million in sales of pressure vessels. The increase in total net sales was attributable to our continued increase in sales of high grade pressure vessels, which have experienced increased demand in the China market in 2011, and the resale of certain raw materials. We believe the decrease in wind towers sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which had been scheduled for completion in 2011. Our ability to raise capital from the capital markets to finance our already signed wind tower supply contracts has proven impossible since a decision by the NASDAQ Listing and Hearing Review Council in January 2011 to delist our common stock. That decision is currently before the Board of Directors of NASDAQ. Should the decision be made final by the Board, we have prepared an appeal to the SEC since we believe the Council decision was unwarranted, improper and excessive. The delisting decision has caused irreparable harm to our operations, our reputation and our shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold for the nine months ended September 30, 2011, increased to $11.98 million from $10.52 million for the nine months ended September 30, 2010. Cost of goods sold includes material costs, primarily steel, and labor and related overhead costs. The increased cost of goods sold is due to primarily to our increased production and sales of pressure vessels. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. Cost of goods sold as a percentage of net sales for the nine months ended September 30, 2011, was 75% compared to 71% for the 2010 period. Cost of goods sold as a percentage of sales increased as our overall sales volume increased and we faced higher raw material costs.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2011, decreased to $3.97 million from $4.22 million for the nine months ended September 30, 2010. Profit margin decreased to 25% for the nine months ended September 30, 2011, from 29% for the same period in 2010, mainly due to the increased cost of goods sold as a percentage of sales as we faced increased costs of raw materials due to inflation in China.

For the nine months ended September 30, 2010, sales of wind towers and bellows expansion joints attributed 91% and 8% of total sales, respectively. Wind towers had a lower profit margin, approximately 28%, compared to our other products, but experienced high demand during this period. Bellows expansion joints had comparatively lower sales volume, but, because they are based on unique customer design requirements, had higher profit margins of approximately 42% for the nine months ended September 30, 2010. In the 2011 period, profit margins for our bellows expansion joint and pressure vessel products decreased to 33%, and wind towers decreased to 25%, compared to the same period of 2010, as a result of increased raw material costs due to inflation in China. Management believes sales of bellows expansion joints and pressure vessels will continue to diversify the overall composition of our product sales.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2011, increased to $2.77 million from $1.01 million for the nine months ended September 30, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of our increased sales and increased cost of raw materials, which included sales commissions, travelling expenses of our sales persons and product shipping costs, and the general expansion of our business, including the expansion of our sales team, increased salary, employee welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in July 2010. We incurred significant increases in legal expenses for the nine months ended September 30, 2011, due to our appealing of NASDAQ’s determination in January 2011 to delist our common stock, which we strongly oppose on procedural grounds, law and fact. We have filed an appeal to NASDAQ’s delisting decision to the SEC and, will if necessary; file an appeal with the U.S. Court of Appeals. As a result, we anticipate incurring additional extraordinary legal fees until this matter is ultimately resolved. Additionally, non-cash operating expenses included compensation of $71,795 for stock options granted to our independent directors. Operating expenses as a percentage of net sales for the nine months ended September 30, 2011, were 17% compared to 7% for the 2010 period.

TOTAL NON-OPERATING INCOME

Total non-operating income for the nine months ended September 30, 2011, was $22,829 and consisted mainly of $1,049,648 in subsidy income offset by $991,165 in interest expense, compared to $691,956 of non-operating income for the nine months ended September 30, 2010, and consisted mainly of $1,009,940 in subsidy income offset by $264,162 in interest expense.

Subsidy income included grants from LiaoNing Province Finance Bureau to support our special technology development project, a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract high-tech products businesses to such zone, and a grant from the local government in recognition of our becoming a U.S. listed company. Subsidy income is subject to PRC statutory income tax.

NET INCOME

Net income for the nine months ended September 30, 2011, decreased to $757,606 from $2,902,986 for the nine months ended September 30, 2010. Net income as a percentage of net sales for the nine months ended September 30, 2011, was 5% compared to 20% for the 2010 period. The decrease in net income was attributable to increased operating expenses and cost of goods sold despite the increased sales of our products. Also, our non-operating income decreased due to increased interest expense from a long-term loan bearing annual interest at 10%. In addition, our consolidated tax rate rose to 36% for the nine months ended September 30, 2011, compared to 26% for the 2010 period, partly due to an increase in the valuation allowance of CleanTech Innovation’s Inc., our U.S. parent company, and partly due to minor increases in 2010 taxes paid by our Creative Bellows subsidiary in 2011.

Three Months Ended September 30, 2011, compared to the Three Months Ended September 30, 2010

The following table presents the consolidated results of operations for the three months ended September 30, 2011 and 2010.

	2011		2010
	$	% of Sales	$	% of Sales
Net sales	5,825,720	100%	13,056,465	100%
Cost of goods sold	4,211,809	72%	9,324,522	71%
Gross profit	1,613,911	28%	3,731,943	29%
Operating expenses	1,043,706	18%	540,374	4%
Income from operations	570,205	10%	3,191,569	24%
Total non-operating income (expenses)	(355,892)	(6)%	(61,641)	-%
Income before income tax	214,313	4%	3,129,928	24%
Income tax expense	(159,640)	(3)%	(808,059)	(6)%
Net income	54,673	1%	2,321,869	18%

NET SALES

Net sales for the three months ended September 30, 2011, decreased to $5.83 million from $13.06 million for the three months ended September 30, 2010, a decrease of $7.23 million or 55%. Net sales for the three months ended September 30, 2011, consisted of $5.13 million in sales of wind towers, $0.33 million in sales of bellows expansion joints, $0.32 million in sales of pressure vessels and $0.05 million in other sales. Net sales for the three months ended September 30, 2010, consisted of $12.61 million in sales of wind towers and $0.45 million in sales of bellows expansion joints.  We believe the decrease in wind towers sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which had been scheduled for completion in 2011. Our ability to raise capital from the capital markets to finance our already signed wind tower supply contracts has proven impossible since a decision by the NASDAQ Listing and Hearing Review Council in January 2011 to delist our common stock. That decision is currently before the Board of Directors of NASDAQ. Should the decision be made final by the Board, we have prepared an appeal to the SEC since we believe the Council decision was unwarranted, improper and excessive. The delisting decision has caused irreparable harm to our operations, our reputation and our shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold for the three months ended September 30, 2011, decreased to $4.21 million from $9.32 million for the three months ended September 30, 2010. Cost of goods sold includes material costs, primarily steel, and labor costs and related overhead. The decrease in cost of goods sold is due to the decreased sales volume of our wind towers during the three months ended September 30, 2011, which carry high raw material costs. Cost of goods sold as a percentage of net sales for the three months ended September 30, 2011, was 72% compared to 71% for the 2010 period.

GROSS PROFIT

Gross profit for the three months ended September 30, 2011, decreased to $1.61 million from $3.73 million for the three months ended September 30, 2010, on overall decreased sales. Profit margin remained relatively stable and was 28% and 29% for the three months ended September 30, 2011, and September 30, 2010, respectively.

For the three months ended September 30, 2010, sales of wind towers and bellows expansion joints attributed 97% and 3% of total sales, respectively. Wind towers had a lower profit margin, approximately 28%, compared to our other products, but experienced high demand during this period. Bellows expansion joints had comparatively lower sales volume, but, because they are based on customer design requirements, had higher profit margins of approximately 42% for the three months ended September 30, 2010. In the 2011 period, gross profit margins for our bellows expansion joint and pressure vessel products decreased to 33%, and the profit margin of wind tower decreased to 26%, as expected by management, as we experienced increased costs of raw materials due to inflation in China. Management believes sales of bellows expansion joints and pressure vessels will continue to diversify the overall composition of our product sales.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2011, increased to $1.04 million from $0.54 million for the three months ended September 30, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of increased costs of raw materials, travel expenses of our sales persons and product shipping costs, and the general expansion of our business, including the expansion of our sales team, increased salary, employee welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in July 2010. We incurred significant increases in legal expenses for the three months ended September 30, 2011, due to our appealing of NASDAQ’s determination in January 2011 to delist our common stock, which we strongly oppose on procedural grounds, law and fact. We have filed an appeal to NASDAQ’s delisting decision to the SEC and, will if necessary; file an appeal with the U.S. Court of Appeals. As a result, we anticipate incurring additional extraordinary legal fees until this matter is ultimately resolved. Operating expenses as a percentage of net sales for the three months ended September 30, 2011, was 18% compared to 4% for the 2010 period.

TOTAL NON-OPERATING INCOME (EXPENSES)

Total non-operating expenses for the three months ended September 30, 2011, were $355,892 and mainly consisted of $51,759 in subsidy income offset by $331,910 in interest expense, while total operating expense was $61,641 for the three months ended September 30, 2010, and mainly consisted of $2,644 in subsidy income offset by $50,576 in interest expense.

NET INCOME

Net income for the three months ended September 30, 2011, decreased to $54,673 from $2,321,869 for the three months ended September 30, 2010. Net income as a percentage of net sales for the three months ended September 30, 2011, was 1% compared to 18% for the three months ended September 30, 2010. The decrease in net income was attributable to our decreased sales, increased operating expenses and increased interest expense from the long-term loan bearing annual interest of 10%. Our consolidated tax rate was 74% for the three months ended September 30, 2011, compared to 26% for the three months ended September 30, 2010, partly due to an increase in the valuation allowance for CleanTech Innovations, Inc, our U.S. parent company, and partly due to minor increases in 2010 taxes paid by our Creative Bellows subsidiary in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 2011, compared to the Nine Months Ended September 30, 2010

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of September 30, 2011, we had cash and equivalents of $1,548,213, other current assets of $33,908,747 and current liabilities of $18,935,478. Working capital was $16,521,482 at September 30, 2011. The ratio of current assets to current liabilities was 1.87-to-1 as of September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(9,835,875)	$(9,334,523)
Investing activities	(1,785,512)	(3,032,517)
Financing activities	(416,916)	11,355,553

Net cash used in operating activities was $9.84 million for the nine months ended September 30, 2011, compared to $9.33 million for the nine months ended September 30, 2010. The increase in net cash used in operating activities during the nine months ended September 30, 2011, was due mainly to decreased net income, increased note receivable, restricted cash, inventories, and advances to suppliers despite the timely collection of our account receivables and other receivables.

Net cash used in investing activities was $1.79 million during the nine months ended September 30, 2011, compared to net cash used in investing activities of $3.03 million during the nine months ended September 30, 2010. The cash used in investing activities in the nine months ended September 30, 2011, was for the purchase of property and equipment for $290,511, construction in progress for $504,893, prepayment for construction for $577,520 and deposit for land use right for $412,588. In the 2010 period, we made payments of $2.08 million for the purchase of property and equipment, $74,988 for intangible assets and $876,207 for construction of a workshop.

Net cash used in financing activities was $0.42 million in the nine months ended September 30, 2011, compared to net cash provided by financing activities of $11.36 million in the 2010 period. The increase in cash outflow in 2011 consisted of repayment to shareholder of $229,167 and bank loan of $246,249, offset by cash proceeds from warrants exercised of $58,500. In the 2010 period, we borrowed $9,473,013 from a bank and repaid $8,797,218, received cash from issuance of common stock of $8,253,471 and received a shareholder cash contribution of $2,426,287.

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

As of September 30, 2011, we had an accounts receivable of $12,442,644 (before bad debt allowance of $139,096), of which $5,791,427 was current, $216,982 had aging over 30 days, $3,219,182 had aging over 90 days and $3,215,053 had aging over 180 days. Our level of accounts receivable was due to our increased overall sales but slow collections on payment because of delays in the completion of installation of wind towers sold to certain customers in 2011.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or the LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,868,388 (RMB 12,249,900) in plant construction costs over five equal annual installment payments starting in October 2010 with $373,678 (RMB 2,449,980) as the first installment amount. As of September 30, 2011, we have not yet made the first payment to LSVPB under verbal consent from LSVPB.

On September 13, 2010, the Company borrowed $1,809,627, $944,153 and $1,022,833 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with the credit unions. Pursuant to this agreement, the Company is required to pay approximately $314,717 by October of 2011, with the remaining balance to be paid by June 2012. The credit unions will charge an extra 3.6% interest on the remaining principal amount of the loans for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. As of September 30, 2011, the Company had interest payable of $41,096. The  prepayment of quarterly interest, due on September 13, 2011, was not required to be made on the date it became due pursuant to a verbal agreement between the Company and the lender. At September 30, 2011, the Company had short-term loans outstanding of $13,776,613.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CLEANTECH INNOVATIONS, INC.
(Registrant)
Date: November 14, 2011	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.28†#	Standard Labor Contract by and between Sheng Ma and Liaoning Creative Bellows Co., Ltd., dated August 1, 2011
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language))

# Management contract or compensatory plan, contract or arrangement
† Filed herewith
‡ Furnished herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.