Form 10-Q/A
period 2011-09-30
CleanTech Innovations, Inc.
filed 2011-11-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 14, 2011 (the “Report”), to revise the description in the Management’s Discussion and Analysis of Financial Condition of our appeal to the January 2011 decision by the NASDAQ Listing Qualifications Department to delist our common stock. We incorrectly stated that the decision was made by the NASDAQ Listing and Hearing Review Council in January 2011 rather than the NASDAQ Listing Qualifications Department. We also set forth our belief that NASDAQ’s delisting decision constituted: (i) an abuse of its discretionary authority, (ii) disregard of attorney client privilege, (iii) breach of NASDAQ’s listing rules as approved by the Securities and Exchange Commission (the “SEC”), and (iv)  material procedural unfairness as NASDAQ’s staff subjectively determined the economic fairness of the terms of an institutional financing transaction entered into during turbulent market times, which terms we believe were more favorable than similar transactions entered into at the same time, and which we fully disclosed in our current reports and registration statements filed with the SEC. The delisting decision caused our company and shareholders irreparable harm. The appeal to the delisting decision is currently before the Board of Directors of the NASDAQ Stock Market LLC (the “Board”). Should the unfavorable decision be made final by the Board, we are prepared to immediately file an appeal to the SEC.  We plan, if necessary, to file an appeal with the U.S. Court of Appeals and continue our efforts until we have exhausted all legal remedies available to us and our shareholders. Except for the foregoing, no further revisions were made to the Report.

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

NET SALES

Net sales for the nine months ended September 30, 2011, increased to $15.95 million from $14.74 million for the nine months ended September 30, 2010, an increase of $1.21 million or 8%. Net sales for the nine months ended September 30, 2011, consisted of $11.23 million in sales of wind towers, $0.96 million in sales of bellows expansion joints, $1.94 million in sales of pressure vessels and $1.82 million in other sales. Net sales for the nine months ended September 30, 2010, consisted of $13.60 million in sales of wind towers, $1.10 million in sales of bellows expansion joints and $0.04 million in sales of pressure vessels. The increase in total net sales was attributable to our continued increase in sales of high grade pressure vessels, which have experienced increased demand in the China market in 2011, and the resale of certain raw materials. We believe the decrease in wind towers sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which had been scheduled for completion in 2011. Our ability to raise capital from the capital markets to finance our already signed wind tower supply contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. This decision is currently before the Board of Directors of the NASDAQ Stock Market LLC. Should the unfavorable decision be made final by the Board, we are prepared to immediately file an appeal to the SEC as we believe the NASDAQ delisting decision was unwarranted, improper and excessive. We plan, if necessary, to file an appeal with the U.S. Court of Appeals and continue our efforts until we have exhausted all legal remedies available to us and our shareholders. We strongly believe the delisting decision constituted: (i) an abuse of NASDAQ’s discretionary authority, (ii) disregard of attorney client privilege, (iii) breach of NASDAQ’s listing rules as approved by the SEC, and (iv) material procedural unfairness as NASDAQ’s staff subjectively determined the economic fairness of the terms of an institutional financing transaction entered into during turbulent market times, which terms we believe were more favorable than similar transactions entered into at the same time, and which we fully disclosed in our current reports and registration statements filed with the SEC. NASDAQ’s delisting decision caused irreparable harm to our operations, our reputation and our shareholders. It has also severely negatively impacted our ability to execute on already announced and signed contracts and as a result, we had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

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

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2011, increased to $2.77 million from $1.01 million for the nine months ended September 30, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of our increased sales and increased cost of raw materials, which included sales commissions, travelling expenses of our sales persons and product shipping costs, and the general expansion of our business, including the expansion of our sales team, increased salary, employee welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in July 2010. We incurred significant increases in legal expenses for the nine months ended September 30, 2011, due to our appealing of NASDAQ’s determination in January 2011 to delist our common stock, which we strongly oppose on procedural grounds, law and fact. Should the unfavorable decision be made final by the Board of Directors of the NASDAQ Stock Market LLC, we are prepared to immediately file an appeal to the SEC. We plan, if necessary, to file an appeal with U.S. Court of Appeals and continue our efforts until we have exhausted all legal remedies available to us and our shareholders. As a result, we anticipate incurring additional extraordinary legal fees until this matter is ultimately resolved. Additionally, non-cash operating expenses included compensation of $71,795 for stock options granted to our independent directors. Operating expenses as a percentage of net sales for the nine months ended September 30, 2011, were 17% compared to 7% for the 2010 period.

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

NET SALES

Net sales for the three months ended September 30, 2011, decreased to $5.83 million from $13.06 million for the three months ended September 30, 2010, a decrease of $7.23 million or 55%. Net sales for the three months ended September 30, 2011, consisted of $5.13 million in sales of wind towers, $0.33 million in sales of bellows expansion joints, $0.32 million in sales of pressure vessels and $0.05 million in other sales. Net sales for the three months ended September 30, 2010, consisted of $12.61 million in sales of wind towers and $0.45 million in sales of bellows expansion joints.  We believe the decrease in wind towers sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which had been scheduled for completion in 2011. Our ability to raise capital from the capital markets to finance our already signed wind tower supply contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. This decision is currently before the Board of Directors of the NASDAQ Stock Market LLC. Should the unfavorable decision be made final by the Board, we are prepared to immediately file an appeal to the SEC as we believe the NASDAQ delisting decision was unwarranted, improper and excessive. We plan, if necessary, to file an appeal with the U.S. Court of Appeals and continue our efforts until we have exhausted all legal remedies available to us and our shareholders. We strongly believe the delisting decision constituted: (i) an abuse of NASDAQ’s discretionary authority, (ii) disregard of attorney client privilege, (iii) breach of NASDAQ’s listing rules as approved by the SEC, and (iv) material procedural unfairness as NASDAQ’s staff subjectively determined the economic fairness of the terms of an institutional financing transaction entered into during turbulent market times, which terms we believe were more favorable than similar transactions entered into at the same time, and which we fully disclosed in our current reports and registration statements filed with the SEC. NASDAQ’s delisting decision caused irreparable harm to our operations, our reputation and our shareholders. It has also severely negatively impacted our ability to execute on already announced and signed contracts and as a result, we had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

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

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2011, increased to $1.04 million from $0.54 million for the three months ended September 30, 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of increased costs of raw materials, travel expenses of our sales persons and product shipping costs, and the general expansion of our business, including the expansion of our sales team, increased salary, employee welfare and depreciation expenses. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in July 2010. We incurred significant increases in legal expenses for the three months ended September 30, 2011, due to our appealing of NASDAQ’s determination in January 2011 to delist our common stock, which we strongly oppose on procedural grounds, law and fact. Should the unfavorable decision be made final by the Board of Directors of the NASDAQ Stock Market LLC, we are prepared to immediately file an appeal to the SEC. We plan, if necessary, to file an appeal with the U.S. Court of Appeals and continue our efforts until we have exhausted all legal remedies available to us and our shareholders.  As a result, we anticipate incurring additional extraordinary legal fees until this matter is ultimately resolved. Operating expenses as a percentage of net sales for the three months ended September 30, 2011, was 18% compared to 4% for the 2010 period.

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
10.28#
Standard Labor Contract by and between Sheng Ma and Liaoning Creative Bellows Co., Ltd., dated August 1, 2011  (Incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10Q (File No. 001-35002) filed on November 14, 2011)

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