Form 10-K
period 2011-12-31
CleanTech Innovations, Inc.
filed 2012-03-30
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Title of each class
Common stock, par value $.00001 per share

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
Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates was $16,678,346, based on the average bid and asked price of such common equity as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 29, 2012, there were 24,982,822 shares of the registrant’s common stock, par value $.00001 per share, issued and outstanding.

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

We believe that we benefit from the following competitive strengths:

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

We may experience payment delays and we do not recognize revenue until our products are delivered, tested and accepted by our customers. Our agreements with our customers generally provide for advance and partial payments of the purchase price to be due at agreed-upon milestones throughout the project duration, with the final 10% of the contractual amount to be paid up to 12 months after customer acceptance. Customer acceptance occurs after the customer receives and puts the product through quality inspection, a process that normally takes one to two weeks. Payments received prior to customer acceptance are recorded as unearned revenue. Payments may be received up to six months after their respective due dates, but we do not anticipate any significant credit risk because the majority of our customers are state-owned and publicly traded utilities and industrial companies in China.

Our headquarters are in Tieling, Liaoning Province, China, where we currently operate two production facilities with 17,246 square meters of combined production space. As of December 31, 2011, we had 240 full-time employees.

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our two wholly owned subsidiaries organized under the laws of the PRC: Creative Bellows and Creative Wind Power. Creative Bellows was incorporated on September 17, 2007, and is our WFOE; Creative Bellows owns 100% of Creative Wind Power, which was incorporated on May 26, 2009. Creative Bellows provides the production expertise, employees and facilities to manufacture our wind towers, bellows expansion joints, pressure vessels and other fabricated metal specialty products. Creative Wind Power markets and sells the wind towers designed and manufactured by Creative Bellows.

We were incorporated in the State of Nevada on May 9, 2006, under the name Everton Capital Corporation, as an exploration stage company with no revenues and no operations, engaged in the search for mineral deposits or reserves. On June 18, 2010, in anticipation of the Share Exchange Agreement and related transactions described below, we changed our name to CleanTech Innovations, Inc. through a merger with our wholly owned, non-operating subsidiary established solely to change our name pursuant to Nevada law and authorized an 8-for-1 forward split of our common stock effective July 2, 2010. Prior to the forward split, we had 5,501,000 shares of our common stock outstanding, and, after giving effect to the forward split, we had 44,008,000 shares of our common stock outstanding. We authorized the forward stock split to provide a sufficient number of shares to accommodate the trading of our common stock in the OTC marketplace after the acquisition of Creative Bellows as described below.

The acquisition of Creative Bellows was accomplished pursuant to the terms of the Share Exchange Agreement dated July 2, 2010, as amended. Pursuant to the Share Exchange Agreement, on July 2, 2010, we issued 15,122,000 shares of our common stock to the three owners of Creative Bellows and two of their designees in exchange for their agreement to enter into and consummate a series of transactions, described below, by which we acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, we entered into an agreement with Jonathan Woo, our former president and director, pursuant to which he returned 40,000,000 shares of our common stock to us for cancellation in exchange for $40,000. Upon completion of the foregoing transactions, we had 19,130,000 shares of our common stock issued and outstanding.

On July 15, 2010, the PRC State Administration of Industry and Commerce, or the AIC, issued a Sino-foreign joint venture business license for Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of our capital injection of approximately $23.3 million in cash in exchange for approximately 87% of Creative Bellows. Finally, on October 15, 2010, we obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for approximately $6 million in cash. Pursuant to the Waiver and Release Agreements dated as of October 27, 2010, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests in exchange for a mutual release of claims. As a result of these transactions, Creative Bellows became our 100% subsidiary effective as of October 15, 2010. We are required to contribute $8.45 million as additional contribution of capital to Creative Bellows by July 2012.

Our organization structure as of the date of this report is set forth in the following diagram:

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

Our Industry

Overview

Currently, China’s energy infrastructure is reliant predominantly on coal; however, China has limited fossil fuel reserves. As a result, China’s government has implemented social, economic, environmental, regulatory and government stimulus-related policies to drive demand for technologies that promote renewable energy production, pollution reduction and energy conservation. As identified in its 10th, 11th and 12th Five-Year Plans, China has placed a priority on renewable energy, diversification of the power supply and sustainable economic and social development. Simultaneously, China’s government is fostering pollution-reduction policies to limit carbon dioxide, wastewater discharge and other pollutant emissions while continuing to grow PRC domestic steel production and coal-based power capacity.

China adopted its first Renewable Energy Law in 2005, fostering the development of renewable energy such as wind power. In 2007, the National Development and Reform Commission, or the NDRC, released its “Medium and Long-Term Development Plan for Renewable Energy in China,” or the “2007 NDRC Plan,” setting a 15% target for renewable energy consumption by 2020. The growth in wind-generated electricity will also contribute towards China’s goal to cut its carbon dioxide emissions. As announced in November 2009, China’s “Carbon Intensity Goal” is to cut carbon dioxide emissions per unit of GDP by 40% to 45% by 2020 compared to 2005 levels. According to the U.S. Department of Energy’s “Wind Power Today 2009,” a standard 1.5MW wind turbine, the most common in China, can displace 2,700 metric tons of carbon dioxide per year. These government policies are intended to help stimulate sustainable wind power and clean technology development and investment. We believe these government policies will continue to increase demand for our products, including structural wind towers and fabricated metal specialty components.

Global Wind Power Market

Wind power is the world’s fastest-growing energy sector. We believe wind power is cost-efficient and mature compared to other types of renewable energy technologies. According to the Global Wind Energy Council, or the GWEC, “Global Wind Statistics 2011,” or the “GWEC 2011 Global Wind Statistics,” in 2011, global installed wind capacity grew by 22.6%, adding 41.2GW and bringing total installed wind capacity to 238.4GW. The growth in 2011 was led by China and the United States, with China accounting for 44% of all newly installed capacity and 26.3% of all worldwide capacity, according to the GWEC 2011 Global Wind Statistics. This resulted in China again adding more wind capacity in 2011 than any other country. The World Wind Energy Association, or WWEA, expects the global market for wind energy to grow at a 25.3% CAGR through 2020, reaching 1,900 GW in total installed capacity, according to its “World Wind Energy Report 2009,” or the “WWEA 2009 Wind Report.” Furthermore, wind energy is projected to represent up to 12% of global electricity production by 2020, according to the GWEC “Global Wind Energy Outlook 2010,” or the “GWEC 2010 Global Wind Outlook.” China is expected to remain a key driver of global wind growth for the foreseeable future. The following table illustrates global annual installed capacity additions and cumulative installed capacity.

Year	Global Annual Installed Capacity Additions (MW)	Global Cumulative Installed Capacity (MW)	Annual Growth (%)
2011	41,236	238,351	22.6
2010	35,802	194,390	22.5
2009	38,610	158,738	32.0
2008	26,560	120,291	28.2
2007	19,866	93,820	26.7
2006	15,245	74,052	25.3
2005	11,531	59,091	24.1
2004	8,207	47,620	20.8
2003	8,133	39,431	26.8
2002	7,270	31,100	30.1
2001	6,500	23,900	37.4
2000	3,760	17,400	27.9
Source: GWEC 2011 Global Wind Statistics

China Wind Power Market

The PRC domestic wind market is expected to reach 200GW in installed capacity by 2020 according to the GWEC 2010 Global Wind Report. We believe that it costs approximately $1 billion to install 1GW of wind capacity in China, which would result in capital investments of approximately $200 billion by 2020 in new wind turbine installations, of which wind towers constitute approximately 15-20% of the costs, according to the World Wind Energy Association, or WWEA, “Wind Energy – Technology and Planning.” Wind energy resources are widely distributed in China, with resource-rich areas concentrated in the three northern (northeast, north and northwest), southeast coastal and inland regions. According to Zenith International Research, “Wind Power Capacity Analysis, February 25, 2009,” or the “Zenith 2009 Wind Analysis,” approximately 80% of all wind energy resources in China exists within the nine northern provinces of China, five of which are located within 500 miles of our manufacturing facilities.

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

China has committed more investment to renewable energy than any other country since 2008, according to the GWEC “China Wind Power Outlook 2010,” or the “GWEC 2010 China Wind Outlook.” Current guidelines published in the 2007 NDRC Plan mandate that renewable resources, including wind, generate 15% of total energy consumption by 2020. A major part of China’s commitment to achieving these targets involves the creation of a 138GW Wind Base program, which aims to build seven GW-scale wind power bases within six provinces by 2020, each with at least 10GW of capacity, according to the GWEC 2010 China Wind Outlook. Planned wind power bases in Hebei, Western Jilin and Inner Mongolia represent over 30GW of new capacity located near our manufacturing facilities. The planning and development for the program is underway. The following map illustrates the electricity delivery plan from the main wind power bases in China.

Source: Chinese Renewable Energy Industries Association * CleanTech’s manufacturing facilities

Wind Tower Market Opportunity in China

Based on the GWEC’s estimate of 200-250GW of installed capacity by 2020 and an average tower selling price of approximately $90,000 per MW, we believe the total PRC domestic market for wind towers could represent $18-$23 billion by 2020. Within 500 miles of our manufacturing facilities, where we believe we have competitive advantages, we estimate that approximately 130GW of total exploitable capacity exists, based on the Zenith 2009 Wind Analysis. In addition, the NDRC planned the construction of over 30GW of specific Wind Base projects located near our facilities by 2020. Assuming an average selling price of approximately $90,000 per MW, this represents a total addressable market of $11.7 billion in our current region alone and $2.7 billion for specific Wind Base projects by 2020.

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

▪
Aggressive targets for renewable energy: The 2007 NDRC Plan sets forth a renewable energy consumption target, including energy generated by wind, of at least 15% of China’s energy supply by 2020. Further, the 2007 NDRC Plan sets forth an obligation for larger power-generating companies to have 8% of non-hydro renewable energy in the total power generation mix by 2020.

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

As of December 31, 2011, we had shipped 283 wind towers, including towers for 3MW wind turbines, since first introducing our wind tower products in February 2010. For the year ended December 31, 2011, we had $11.6 million in net sales of our wind towers, or approximately 65% of our total net sales. We expect a majority of our revenues to continue to come from sales of our wind towers.

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

Our bellows expansion joints accounted for approximately 8% of our net sales for the year ended December 31, 2011, compared to 7% of our net sales for the year ended December 31, 2010.

Our key bellows expansion joint products include:

CDQ High Temperature Bellows Expansion Joints – expansion joints are used in coke dry quenching systems, a more environmentally friendly and efficient process for the production of coke being adopted by the iron and steel industries in China. We believe that we were the first manufacturer of CDQ high temperature bellows expansion joints in China when we first introduced this product in June 2009.

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

Connecting Bend Pipes

Pressure Vessels

We design and manufacture highly engineered pressure vessels used within heat exchangers and industrial reactors by the petrochemical, electrical, steel, aerospace and metallurgical industries. Our pressure vessels are also used as storage tanks and separators in manufacturing and electrical production processes. We manufacture pressure vessels to customer specifications from carbon or stainless steel to withstand high temperatures, high pressures and resist corrosion. Our pressure vessels are subject to stringent testing standards and are put through a battery of examinations using radiological (x-ray), ultrasonic, pneumatic and hydraulic testing to ensure quality control. We have received the necessary licensing from the State General Administration of the PRC for Quality Supervision and Inspection and Quarantine to manufacture pressure vessels of Class III A2 grade – the highest rating in China. Management estimates that our pressure vessels have an average life expectancy of 10 years. We first introduced our pressure vessels in February 2009. Pressure vessels accounted for 14% of our net sales for the year ended December 31, 2011, compared to less than 1% of our net sales for the year ended December 31, 2010.

Pressure Vessel

Sales and Marketing

As of December 31, 2011, we employed 10 sales professionals who sell and market our products directly to customers. We currently sell exclusively to large-scale utilities and industrial companies and have developed an extensive network of relationships with the utilities that are the principal developers of wind farms, large-scale steel mills and state electric grid operators within China. Our wind towers are sold primarily into wind farms being developed within 500 miles of our Tieling manufacturing facilities, leveraging our regional strength as the only wind tower manufacturer in Tieling, Liaoning Province and our transportation cost advantage.

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

We do not generally have long-term supply agreements with any of our raw materials suppliers. We believe we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, and we maintain a good business relationship with all of our suppliers. Our principal suppliers are Tianjin Dongfang Huatai Trading Co., Ltd., Shenyang Haosen Trading Co., Ltd., Qinhuangdo Huanyhu Trading Co., Ltd. and Ronghui Shi.

Customers

Our customers include major electrical utilities and large-scale industrial companies in China specializing in heavy industry, such as the wind power, steel and coke production, petrochemical, high voltage electricity transmission and thermoelectric industries.

Our largest customers for wind towers in 2011, Beijing Guodian North China Power Engineering Co. Ltd., Huaneng Tongyu Wind Power Co. Ltd. and Guodian Hefeng Wind Power Development Co. Ltd., accounted for approximately 21%, 21% and 19%, respectively, of our net sales for the year ended December 31, 2011.

The majority of our business for fabricated metal specialty components is by customer purchase order made in the ordinary course of business. Installation of our component products is the responsibility of the customer. We provide a standard warranty to our customers on our products to repair or replace defective components for up to 24 months from customer acceptance depending upon the terms negotiated with each customer. Our largest customer for bellows expansion joints and pressure vessels in 2011, Shenyang Air Blower Group, accounted for approximately 13% of our net sales for the year ended December 31, 2011.

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

Intellectual Property

We and our subsidiaries rely on the patent and trade secret protection laws in China, along with confidentiality procedures and contractual provisions, to protect our intellectual property and maintain our competitive position in the marketplace. We have two design patents in China for a connecting bend pipe, which expires in August 2015, and an enclosed compensator, which expires in March 2020. We have two utility patents in China related to our disk spring sleeve bellows expansion joint, which expires in March 2020, and our CDQ high temperature bellows expansion joint, which expires in May 2020. We intend to apply for more patents in China to protect our core technologies. We have been granted an exclusive license to use a production method patent for lead-free soft solder with mischmetal from the Shenyang Industry University until December 31, 2016. Under the terms of the license, we will pay Shenyang Industry University royalties based on our sales associated with our use of the patent of no more than RMB 100,000 ($15,200) each quarter.

Research and Development

We spent $700,691 on research and development in 2011, and $99,482 in 2010 and $66,582 in 2009. We continue to evaluate opportunities to develop new products and will increase expenditures for research and development accordingly. We may increase future investments in research and development based on our growth and available capital.

Governmental and Environmental Regulation

Our Creative Bellows and Creative Wind Power subsidiaries and manufacturing facilities are located in Liaoning, Tieling Province, China, and subject to the national and local laws of the PRC. Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business licenses of our PRC subsidiaries cover their present business activities. Prior to expanding our PRC subsidiaries’ business beyond that of their business license, we are required to apply and receive approval from the PRC government. Our business and company registrations for Creative Bellows and Creative Wind Power are in compliance in all material respects with the laws and regulations of the municipal and provincial authorities of Liaoning Province and China.

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

Environmental Regulations

We are subject to the national environmental regulations of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution, including the Environmental Protection Law of the PRC, the Environmental Impact Appraisal Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on Prevention and Control of Environmental Pollution Caused by Solid Waste, the Law of the PRC on Prevention and Control of Air Pollution and the Law of the PRC on Prevention and Control of Environmental Noise Pollution. The Environmental Protection Law of the PRC sets out the legal framework for environmental protection in the PRC. The Ministry of Environmental Protection of the PRC, or the MEP, is primarily responsible for the supervision and administration of environmental protection work nationwide and formulating national waste discharge limits and standards. Local environmental protection authorities at the county level and above are responsible for environmental protection in their jurisdictions. Companies that discharge contaminants must report and register with the MEP or the relevant local environmental protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations and are also responsible for the treatment of the excessive discharge. Companies that directly or indirectly discharge industrial wastewater into the water or are required by law to obtain the pollutant discharge permit before discharging wastewater or sewage shall also obtain the pollutant discharge permit.

In January 2010, the Tieling Environmental Inspection Department issued an environmental inspection report of Creative Bellows indicating that its business operations are in material compliance with the relevant PRC environmental laws and regulations. In October 2010, the Environmental Bureau of the Tieling Economic Development Zone renewed the annual emissions permit of Creative Bellows. Our production processes mainly generate noise, wastewater and solid wastes. We currently do not incur any material costs in connection with our compliance with the applicable PRC environmental laws as our manufacturing processes generate minimal discharge and much of our solid waste, such as scrap metal, is recycled. Furthermore, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Labor Protection Regulations

The Labor Contract Law of the PRC, effective on January 1, 2008, governs the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of, and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed by the employer and employee. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer first engaged the employee. We believe that we are in material compliance with such requirement.

On June 29, 2002, the Work Safety Law of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The Work Safety Law provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. We believe we are in material compliance with all applicable laws and regulations related to work safety.

Foreign Currency Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

On October 21, 2005, the SAFE issued Circular 75, which became effective as of November 1, 2005. Please refer to “Risk Factors – Risks Related to Business in China – PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in off-shore companies as well as registration requirements of employee stock ownership plans or share option plans may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business” for a discussion of Circular 75.

On August 29, 2008, the SAFE promulgated Circular 142 regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Please refer to “Risk Factors – Risks Related to Business in China – Restrictions on currency exchange may limit our ability to receive and use our revenues effectively” for a discussion of Circular 142.

Dividend Distribution

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiaries in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Taxation

Under the EIT Law and its implementing rules, which became effective on January 1, 2008, foreign-invested enterprises and PRC domestic companies are subject to a uniform tax rate of 25%. Preferential tax treatment under the EIT Law is given to companies in certain encouraged sectors and to entities classified as high technology enterprises supported by the PRC government, whether foreign-invested enterprises or PRC domestic companies. According to the EIT Law, entities, such as Creative Bellows, that qualify for high technology enterprise status receive special support from the PRC government and benefit from a tax rate of 15% as compared to the uniform PRC enterprise tax rate of 25%. There can be no assurances that Creative Bellows will continue to qualify as a high technology enterprise in the future, or be able to renew its status and tax benefits when they expire, and benefit from such preferential tax treatment.

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

Employees

As of December 31, 2011, we had 240 full time employees, all of whom are in China, and no part-time or seasonal employees. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees with all social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

We and our subsidiaries began operations for the production of fabricated metal specialty components in September 2007 and introduced our bellows expansion joints products and pressure vessels in the first quarter of 2009 and our wind tower products in the first quarter of 2010. Our limited history of designing and manufacturing these fabricated metal specialty components may not provide a meaningful basis on which to evaluate our business. Moreover, we have limited revenues and we cannot assure you we will be able to expand our business and gross revenue with sufficient speed to return to profitability. We will continue to encounter risks and difficulties frequently experienced by companies at an early stage of development, including our potential failure to:

	expand our product offerings and maintain the high quality of our products;

	obtain sufficient working capital to support and to fill customers’ orders in time;
	maintain adequate control of our expenses;

	maintain our proprietary technology;
	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and


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

Our current financial condition raises a substantial doubt as to whether we may continue as a going concern; continued inability to attain higher levels of profitability or to obtain additional financing may result in a complete loss of your investment.

In the event that we are unable to achieve greater levels of profitability or to secure additional financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our shareholders losing their entire investment. There is no guarantee that we will become profitable or be able to secure additional financing.  We have been unable to raise funds from U.S. markets due to the decision by NASDAQ Listing Qualifications to delist our common stock.  In addition, we incurred a loss from operations and used $8.5 million for our operating activities in 2011. We also have loans for $3.4 million and a $50,000 promissory note that are past due. We also have a $10 million promissory note coming due in March 2013. We are planning to negotiate with our lenders to extend the maturity date of our past due loans for another twelve months and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing inventory purchases.  However, we cannot provide you any assurances that these plans will be successful or will result in the improvement of our financial condition.

Our plans for growth rely on an increasing emphasis on the wind power industry; this sector faces many challenges, which may limit our potential for growth in this new market.

Our principal plan for growth is to manufacture wind towers for the PRC domestic wind power industry. Approximately 65% of our net sales were from sales of our wind towers for the year ended December 31, 2011. We expect a majority of our future revenues and earnings to come from sales of wind towers for the wind power industry in China.

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

Our ability to market to this industry segment is dependent upon both an increased acceptance of wind power as an energy source in China and the industry’s acceptance of our products. We cannot assure you that we will be able to develop this business successfully, however, and our failure to develop the business further will have a material adverse effect on our overall financial condition and the results of our operations. Additionally, any uncertainties or adverse changes in government incentives, initiatives or policies relating to the wind power industry will materially and adversely affect the investment plans of our customers and consequently our growth.

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

We generate significant revenues from a limited number of customers. Our four largest customers accounted for approximately 75% of net sales for the year ended December 31, 2011.  These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues and profitability may be adversely affected. We do not foresee relying on these same customers for revenue generation as we introduce new product lines and new generations of existing product lines because we expect our customers to change with each large-scale project. We cannot assure you, however, that we will be able to introduce successfully new products for large-scale projects in the future.

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

We rely heavily on the expertise, experience and continued service of our senior management, including our Chief Executive Officer, Bei Lu. Loss of her services could adversely affect our ability to achieve our business objectives. Ms. Lu is a key factor in our success at establishing relationships with the major utility and industrial companies using our products because of her industry experience and reputation. The continued development of our business depends upon the continued employment of Ms. Lu. We currently do not have an employment agreement with Ms. Lu, and her standard labor contract does not include provisions for non-competition or confidentiality. Ms. Lu, who owns approximately 37.96% of our outstanding common stock as of December 31, 2011, has entered into a lockup agreement with us prohibiting her sale to the general public of all shares of our common stock held currently or acquired in the future until December 15, 2013, except in the event of a change of control or sale of our company.

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

We offer a warranty on our products to each of our customers to repair or replace any defective product during the warranty term, which is a negotiated term of up to 12 months from the customer acceptance date, but currently we record no reserve for warranty claims on our bellows expansion joints or pressure vessels products, only for our wind tower products. Warranty expense accrual is a company estimate of future warranty claims based primarily on testing and quality control procedures with consideration also given to the history of prior warranty claims and our abbreviated operating history. We maintain a warranty reserve of 0.5% of net sales of our wind tower products. Although we have not and do not currently intend to accrue warranty expense for our bellows expansion joints and pressure vessels products, if we incur warranty claims in the future, we would be required to make a reserve for warranty expense.

Certain raw materials used to manufacture our products make up a significant portion of the cost of those products, and price changes for these commodities may adversely affect our profitability.

Our largest raw material purchases consist of stainless steel and carbon steel. As such, fluctuations in the price of steel in the PRC domestic market will have an impact on our operating costs and related profits. International and PRC domestic steel prices have steadily increased since 2009 along with the general economic recovery in China. The iron ore import price in China has also steadily increased since 2009, which will impact the price and volume of steel produced by the PRC domestic steel industry.

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

In order to expand and continue to develop our business, we expect to incur significant capital and operational expenses. However, if available funds are not sufficient to meet our plans for expansion, current operating expenses and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements. Our ability to obtain additional capital on acceptable terms, or at all, is subject to a variety of uncertainties, including:

	investors’ perceptions of, and demand for, companies in our industry;
	investors’ perceptions of, and demand for, companies operating in China;

	conditions in the United States and other capital markets in which we may seek to raise funds;
	our future results of operations, financial condition and cash flows;

	governmental regulation of foreign investment in companies in particular countries;
	economic, political and other conditions in the United States, China and other countries; and

	governmental policies relating to foreign currency borrowings.

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

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or part of our strategy to grow and to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease operations.

Our accounts receivable remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our agreements with customers of our wind towers generally provide that 10% of the purchase price is due upon our deposit of restricted cash into a bank account as a contract guarantee, 20% upon our purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product. We account for payments received from customers prior to customer acceptance of the product as unearned revenue. Customer acceptance occurs after the customer puts the product through a quality inspection, which our customers normally complete within one to two weeks from their receipt of the product. As a common practice in the manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of our warranty period, which is a negotiated term of up to 12 months from the customer acceptance date. Payment terms for our bellows expansion joints and pressure vessels are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer. We may experience payment delays from time to time of up to six months from the due date, as payment delays are very common in the manufacturing industry in China. Any customer delays in payment may have a negative impact on our cash flow and liquidity.

We are required to maintain various licenses and permits related to our business, and the loss of or failure to renew any or all of these licenses and permits may require the temporary or permanent suspension of some or all of our operations.

In accordance with the laws and regulations of the PRC, we are required to maintain various licenses and permits in order to operate our manufacturing business. We must maintain a business license, organization code certificate and a Certificate of Approval for the Establishment for Enterprises with Foreign Investment in the PRC for each of our PRC operating subsidiaries, Creative Bellows and Creative Wind Power. The business license permits us to operate our manufacturing business and to sell our products in China. Our operating subsidiaries in China each maintain a current business license, organization code and Certificate of Approval for Establishment for Enterprises with Foreign Investment. Furthermore, we are required to acquire a manufacturing license for specialized equipment from the State General Administration of the PRC for Quality Supervision and Inspection and Quarantine in order to manufacture pressure vessels of the Class III A2 grade. Many utilities and large-scale industrial companies in China require manufacturers like us to have this Class III A2 grade pressure vessel manufacturing license before allowing for the submission of bids on contracts for fabricated metal specialty components such as wind towers. Our radiological testing of products includes the use of x-rays for defect detection and we are required to maintain our defect detection room in compliance with PRC Ministry of Health standards for radiological protection standards for industrial x-rays. Failure to maintain these standards, or the loss of or failure to renew such licenses and production permits, could result in the temporary or permanent suspension of some or all of our manufacturing or distribution operations and could adversely affect our revenues and profitability.

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

We face risks associated with managing operations in China.

All of our operations are conducted in China. There are a number of risks inherent in doing business in China, including the following:

	unfavorable political or economical factors;
	fluctuations in foreign currency exchange rates;

	potentially adverse tax consequences;
	unexpected legal or regulatory changes;

	lack of sufficient protection for intellectual property rights;
	difficulties in recruiting and retaining personnel, and managing international operations; and

	less developed infrastructure.

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

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties, both domestically and abroad. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;
	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;

	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or

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

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, our business is subject to the Environmental Protection Law of the PRC as well as national and local laws regarding pollutant discharge, air, water and noise pollution. Although we believe we are in compliance in all material respects with the environmental laws and regulations of the municipal and provincial authorities of Liaoning Province and China, if it is determined that we are in violation of these regulations, we could be subject to financial penalties as well as the loss of our business license. Furthermore, if the national or local government adopts more stringent environmental regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations and may be subject to adverse publicity. We currently do not incur any material costs in connection with our compliance with environmental laws as our manufacturing processes generate minimal discharge. However, the risk of environmental liability and charges associated with maintaining compliance with PRC environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

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

It will also be time-consuming, difficult and costly for us to implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are publicly traded or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to implement appropriate internal controls and reporting procedures.

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

Our manufacturing operations are in China and we have historically maintained our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

We are a holding company that depends on cash flow from our wholly owned subsidiaries to meet our obligations.

After our acquisition of Creative Bellows, we became a holding company with no material assets other than the ownership interests of our two wholly owned subsidiaries in China, Creative Bellows and Creative Wind Power, itself a wholly owned subsidiary of Creative Bellows. Accordingly, Creative Bellows and Creative Wind Power conduct all of our operations. We rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. Regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Accordingly, if our subsidiaries are unable to pay us dividends and make other payments to us when needed because of regulatory restrictions or otherwise, we may be materially and adversely limited in our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

All of Creative Bellows’ liabilities survived its acquisition by us, and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before our acquisition of Creative Bellows, certain due diligence activities on our company and Creative Bellows were performed by us, our auditors and our attorneys. The due diligence process may not have revealed all liabilities (actual or contingent) of our company and Creative Bellows that existed or which may arise in the future relating to activities before the consummation of our acquisition of Creative Bellows. Notwithstanding that all of our pre-closing liabilities were transferred to the seller pursuant to the terms of the Share Exchange Agreement, it is possible that claims for such liabilities may still be made against us, which we will be required to defend or otherwise resolve. The transfer of pre-closing liabilities pursuant to the Share Exchange Agreement may not be sufficient to protect us from claims and liabilities, and any breaches of related representations and warranties. Any liabilities remaining from pre-closing activities could harm our financial condition and results of operations.

We pledged one of our manufacturing plants as collateral for its construction cost, and if we do not make payments under its construction agreement, we can be removed from the plant, causing significant disruption to our business.

One of our manufacturing plants in Tieling, Liaoning Province, China was built pursuant to a construction agreement entered into with the local government authority, the Administration Committee for Liaoning Special Vehicle Production Base, or LSVPB, on September 21, 2009. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,868,388 (RMB 12,249,900) in plant construction costs over five equal annual installment payments. We started using the completed plant in August 2010. LSVPB has the right to foreclose on the plant in the event that our payments are in arrears for more than two years. In the fourth quarter of 2011, we received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. We expect to pay the remaining amount in full within 3 years. In the event that we fail to make the remaining payment and LSVPB forecloses on the plant, and we are unable to relocate immediately to comparable facilities, our manufacturing process will be significantly disrupted, and our business, financial condition and results of operations will be adversely affected.

Risks Related to Business in China

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 9.2%  in 2011, as measured by the year-over-year change in Gross Domestic Product, or GDP, according to the National Bureau of Statistics of China, or the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 4.2% in 2011, according to the NBS. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets, restrictions on state bank lending and raised reserve requirements for banks. In addition, the People’s Bank of China, or the PBOC, which is the central bank of the PRC, has effected several increases in interest rates in response to inflationary concerns in China’s economy. The implementation of such policies may further impede future economic growth. If the PBOC continues to raise interest rates, economic activity in China could further slow and, in turn, materially increase our costs and reduce demand for our products and services.

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

Although we use the U.S. dollar, or USD, for financial reporting purposes, most of the transactions effected by our operating subsidiaries are denominated in Chinese yuan renminbi, or RMB, the national currency of the PRC. The value of the RMB fluctuates and is subject to changes in China’s political and economic conditions. Since June 2008, the RMB has been pegged to the USD. Because the PBOC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. In June 2010, the PBOC announced that it will manage the RMB exchange rate more flexibly, following nearly two years in which the RMB has been pegged to the USD.

Future movements in the exchange rate of the RMB could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China. Moreover, fluctuations in the exchange rate between the USD and RMB will affect our financial results reported in USD terms without giving effect to any underlying change in our business, financial condition or results of operations. The value of our common stock likewise will be affected by the foreign exchange rate between the USD and RMB, and between those currencies and other currencies in which our sales may be denominated. Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue in the future that will be exchanged into USD and earnings from, and the value of, any USD-denominated investments we make in the future. For example, if we need to convert USD into RMB for our operational needs and the RMB appreciates against the USD at that time, our financial position, our business and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into USD for the purpose of declaring dividends on our common stock or for other business purposes and the USD appreciates against the RMB, the USD equivalent of our earnings from our subsidiaries in China would be reduced.

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

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our subsidiaries in China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE. However, the relevant PRC government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our revenues are denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

On August 29, 2008, the SAFE promulgated the Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, or Circular 142, to regulate the conversion by foreign-invested enterprises of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, the SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a foreign-invested enterprise. The use of such RMB may not be changed without approval from the SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. If we finance our subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the NDRC, the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect the ability of our subsidiaries in China to obtain foreign exchange through debt or equity financing.

PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in off-shore companies as well as registration requirements of employee stock ownership plans or share option plans may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business.

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

We have requested our PRC resident beneficial owners, including our Chairman and Chief Executive Officer, to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us. We attempt to ensure that our subsidiaries in China comply, and that our PRC resident beneficial owners subject to these rules comply, with the relevant SAFE regulations. We cannot provide any assurance that all of our present or prospective direct or indirect PRC resident beneficial owners have complied or will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

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

On October 27, 2010, certain shareholders waived any right to receive further payment for their ownership interests in us resulting from the Share Exchange Agreement in exchange for a mutual release of claims pursuant to waiver and release agreements, or the Waiver and Release Agreements. Under applicable PRC tax rules, any transaction between related parties must be priced on an arm’s length basis. The PRC tax authority has the right to investigate any related party transaction and to make adjustment if it finds that the price does not reflect an arm’s length transaction. The PRC tax authority would make adjustments by applying a deemed arm’s length price to the transaction. Given that the parties to the respective Waiver and Release agreements were related parties, there is a possibility that these transfers may be challenged and investigated by the PRC tax authority and deemed to have been made without consideration. If the deemed appropriate arm’s length price determined by the PRC tax authority during such investigation is higher than that already paid to those shareholders, such excess amount could be subject to a 20% PRC income tax. Although we believe that the respective individual shareholders would be responsible for any possible PRC income tax, we understand that it is common practice for PRC tax authorities to enforce the tax collection against the entity at issue, which in this case would be us. If the PRC tax authorities do hold us responsible for these taxes, we may be required to pay the possible PRC tax on behalf of certain shareholders for these transactions.

If we fail to satisfy our required additional contribution of registered capital to Creative Bellows, CleanTech may be required to pay a penalty and it may not be able to distribute dividends to us, which could adversely affect our business.

As of December 31, 2011, we are required to contribute $8.45 million as additional contribution of registered capital to Creative Bellows by July 2012. Under PRC laws, shareholders of a foreign-invested enterprise are required to contribute capital to satisfy the registered capital requirement of the foreign-invested enterprise within a period of not more than two years from the date when the foreign-invested enterprise’s license to conduct business is initially granted. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the foreign-invested enterprise, grant a further three-month grace period without penalty. If the capital contribution remains incomplete after the grace periods have been exhausted or denied, the foreign invested enterprise may be required to pay a negotiated penalty related to the unsatisfied contribution of registered capital remaining outstanding. If the shareholders remain unable to complete the registered capital contribution within a six-month period following payment of the penalty, the foreign-invested enterprise may reduce its increased registered capital to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies. Until such contribution of capital is satisfied or the registered capital requirement is reduced to the amount already contributed, however, the foreign-invested enterprise is not allowed to repatriate profits to its shareholders, unless otherwise approved by SAFE. If we fail to satisfy our additional capital contribution to Creative Bellows, Creative Bellows may be required to pay a penalty and it may not be able to repatriate profits or dividends to us, which could adversely affect our business and the value of our common stock.

PRC labor laws may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC, or the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in China, the Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

The application of the M&A Regulations remains unclear. We believe that we are not required to obtain the approval of the CSRC for the listing of our common stock in the U.S. equity markets because we are not an off-shore special purpose company, as defined in the M&A Regulations. If the CSRC or another PRC regulatory agency subsequently determines that approvals from MOFCOM or the CSRC were required for our acquisition of Creative Bellows, we may need to apply for a remedial approval from the CSRC and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The PRC regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of our foreign currency in our offshore bank accounts into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

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

Certain tax treatment for which we are eligible in China is scheduled to expire over the next several years.

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

On April 22, 2009, the State Administration of Taxation, or the SAT, issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Off-shore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation regarding non-PRC enterprise or group controlled off-shore entities. Pursuant to the Notice, an enterprise incorporated in an off-shore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if: (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A “resident enterprise” would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax from non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a “resident enterprise” by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

On October 27, 2009, the SAT promulgated “Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement,” or SAT Circular 601, which provides guidance for determining whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and tax arrangements. According to SAT Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. The agent or conduit company normally refers to a company that is registered in a jurisdiction other than China and merely meets the minimum legal requirements on organizational form and is not engaged in substantive operational activities for manufacturing, distribution or management. It is still unclear how SAT Circular 601 is implemented by SAT or its local counterparts in practice and whether we could be recognized as a “beneficial owner.” If we are deemed a non-resident enterprise but not qualified as a beneficial owner, we will not be entitled to a reduced 5% withholding tax and the 10% withholding tax would be imposed on our dividend income received from our subsidiaries. As a result, our net income would be reduced and our operating results would be adversely affected.

Our compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, may put us at a competitive disadvantage, while our failure to comply with the FCPA may result in substantial penalties.

We are required to comply with the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

Risks Related to Our Securities

The market price for our common stock may be volatile.

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, but not limited to, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Furthermore, the market for our common stock historically has been limited and we cannot assure you that a larger market will ever be developed or maintained. The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible for trading on any national securities exchange. Our common stock is qualified for quotation on the OTCQB and trades in the over-the-counter markets, or in what are commonly referred to as “pink sheets.” However, there is no active market for our common stock at this time. These over-the-counter markets are highly illiquid. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted on the OTCQB or pink sheets as opposed to securities traded on a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and the common stock could become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

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

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 31, 2011, there were 72,215,868 authorized and unissued shares of our common stock available for future issuance, based on 24,982,822 shares of our common stock outstanding and our reservation of 2,801,310 shares of our common stock issuable upon exercise of outstanding warrants and options, and 100,000,000 authorized and unissued shares of our preferred stock available for future issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, or the Exchange Act. The penny stock rules apply to issuers whose common stock does not trade on a national securities exchange and trades at less than $5.00 per share, or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following information:

·	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
·
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

·	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;
·	a toll free telephone number for inquiries on disciplinary actions;

·	definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and
·	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with the following information:

·	bid and offer quotations for the penny stock;
·	compensation of the broker-dealer and our salesperson in the transaction;

·	number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
·	monthly account statements showing the market value of each penny stock held in the customer’s account.

The penny stock rules further require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a written suitability statement.

Due to the requirements of the penny stock rules, many broker-dealers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

As of December 31, 2011, Bei Lu, our Chairman and Chief Executive Officer, and our largest shareholder, owned approximately 37.96% of our outstanding common stock. Ms. Lu exerts significant influence over us, giving her the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Ms. Lu, we could be prevented from entering into potentially beneficial transactions if they conflict with our principal shareholder’s interests. The interests of Ms. Lu may differ from the interests of our other shareholders.

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

Item 3. Legal Proceedings

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s discriminatory actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company decided not to file an appeal to the Second Circuit Court of Appeals so that it could focus on its appeal to the Securities and Exchange Commission of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

The Company has applied to the Securities and Exchange Commission for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company is setting forth the inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on an alleged “ex-parte communication.”  The Company is seeking the final delisting decision to be overturned.

On March 21, 2012, Fensterstock & Partners LLP, or Fensterstock, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group.

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. Other than what has been disclosed above, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCQB under the symbol “CTEK.” From December 15, 2010, to March 2, 2011, our common stock traded on the NASDAQ Capital Market under the symbol “CTEK.” Prior to December 15, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “EVCP” since October 23, 2008. No trades of our common stock occurred through the facilities of the OTC Bulletin Board until July 2, 2010. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) as reported on the OTC Bulletin Board beginning on July 2, 2010, through to December 14, 2010, as reported on the NASDAQ Capital Market beginning on December 15, 2010, through to March 2, 2011, and as reported on the OTCQB thereafter. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
Third Quarter (July 2, 2010 – September 30, 2010)	$9.80	$6.98
Fourth Quarter (through December 14, 2010)	$13.00	$9.58
Fourth Quarter (December 15, 2010 – December 31, 2011)	$8.99	$7.00

Year ended December 31, 2011
First Quarter (January 1, 2011 – March 2, 2011)	$7.49	$4.34
First Quarter (March 2, 2011 – March 31, 2011)	$4.75	$2.90
Second Quarter	$2.80	$1.70
Third Quarter	$1.98	$.60
Fourth Quarter	$.60	$.85

Holders of Record

As of March 29, 2012, there were approximately 127 shareholders of record. Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the year ended December 31, 2011, we did not have a formal equity compensation plan in effect. The following table sets forth information regarding all equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	20,000	(1)	$8.44	0
Total	20,000		$8.44	0

(1) Consists of grants we made during the year ended December 31, 2010, to two of our independent directors, Messrs. Staloff and Rizzello, of options to purchase 60,000 shares of our common stock. We granted options to purchase 30,000 shares of our common stock to Mr. Staloff on July 13, 2010, of which options to purchase 10,000 shares vested immediately, 10,000 vested on July 13, 2011, and 10,000 options were voluntarily relinquished on November 17, 2011.  Mr. Staloff’s options expire on the third anniversary of their vesting date and entitle him to purchase shares of our common stock at $8.44 per share. We granted options to purchase 30,000 shares of our common stock to Mr. Rizzello on December 16, 2010, of which options to purchase 10,000 shares vested immediately on the grant date and the remaining options to vest in increments of 10,000 shares on each subsequent anniversary of the grant date. Mr. Rizzello’s options expire on the third anniversary of their vesting date and entitle him to purchase shares of our common stock at $8.40 per share. Mr. Rizzello voluntarily resigned from the Board of Directors on February 21, 2011, forfeiting his unvested options to purchase 20,000 shares of our common stock. Pursuant to Mr. Rizello’s option agreement, the 10,000 vested options expired unexercised as of May 22, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of these forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

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

Going Concern

We incurred a loss from operations and used $8.5 million for our operating activities in 2011. In addition, we have loans for $3.4 million and a $50,000 promissory note that are past due. We also have a $10 million promissory note coming due in March 2013. We have been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist our common stock. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend the maturity date of our past due loans for another twelve months and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

The retention is 10% of the sales price with a term of 1 year, but no later than the termination of the warranty period.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. In case of sales contracts with FOB shipping terms, the customer is responsible for the cost of freight, and insurance and revenue is recognized when products are delivered to the carrier. In case of sales contracts with FOB destination terms, the Company is responsible for the cost of freight, and insurance and revenue is recognized when customer acceptance is received. The customer is responsible for installation and integration of our products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

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

Management determined our product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment under ASC 280. We operate in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for our products, principally rolling and welding of raw steel materials, make use of the same production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, which utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, solely to market and sell our wind towers, which constitute the structural support cylinder for industrial wind turbines. Management believes the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

We initiated sales of our wind towers in the second quarter of 2010 and expect the majority of our sales going forward will be of our wind towers, which have a comparatively lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels have decreased since 2010 as we have broadened these product lines to include more components with lower margins. Higher raw material costs in 2011 decreased our gross margins on all products, but as our overall mix of products and product gross margins continues to broaden, we expect the gross margins of our product lines to converge and stabilize toward a blended gross margin of approximately 27% to 30%. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The year ended December 31, 2011, compared to the year ended December 31, 2010

The following table presents the consolidated results of operations for the years ended December 31, 2011 and 2010.

	2011			2010
	$	% of Sales		$	% of Sales
Net sales	17,731,780	100%		22,291,095	100%
Cost of goods sold	132,58,910	75%		15,811,154	71%
Gross profit	4,472,870	25%		6,479,941	29%
Operating expenses	4,627,800	26%		2,085,721	9%
Income from operations	(154,930)	-1%		4,394,220	20%
Total non-operating income	637,148	4%		773,352	3%
Income before income tax	482,218	2.7%		5,167,572	23%
Income tax expense	(422,481)	(2	.4)%	(948,731)	(4)%
Net income	59,737	0.3%		4,218,841	19%

NET SALES

Net sales for 2011 decreased to $17.73 million from $22.29 million for 2010, a decrease of $4.56 million or 20.5%. Net sales for 2011, consisted of $11.58 million in sales of wind towers, $1.48 million in sales of bellows expansion joints, $2.53 million in sales of pressure vessels and $2.13 million in other sales. Net sales for 2010 consisted of $20.65 million in sales of wind towers, $1.47 million in sales of bellows expansion joints and $0.17 million in sales of pressure vessels. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011. We believe these delays and our overall decrease in wind tower sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which were scheduled for completion in 2011. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. We believe the delisting decision constituted: (i) an abuse of NASDAQ’s discretionary authority, (ii) disregard of attorney client privilege, (iii) breach of NASDAQ’s listing rules as approved by the SEC, and (iv) material procedural unfairness. NASDAQ’s staff subjectively determined the economic fairness of the terms of an institutional financing transaction entered into during turbulent market times, which terms we believe were more favorable compared to similar transactions entered into at the same time, and which we fully disclosed in our current reports and registration statements filed with the SEC. NASDAQ’s delisting decision caused irreparable harm to our operations, our reputation and our shareholders. It has also severely negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues. We are continuing our appeal of NASDAQ Listing Qualifications determination to delist the Company’s common stock to the SEC.

COST OF GOODS SOLD

Cost of goods sold for 2011 decreased to $13.26 million from $15.81 million for 2010. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 75% in 2011 compared to 71% for 2010, as we faced higher raw material costs.

GROSS PROFIT

Gross profit for 2011 decreased to $4.47 million from $6.48 million for 2010. Profit margin decreased to 25% for 2010 from 29% for 2010, mainly due to the increased COGS as a percentage of sales as we faced increased costs of raw materials due to inflation in China.

For 2010, sales of wind towers and bellows expansion joints attributed to 93% and 7% of total sales, respectively. Wind towers had a lower profit margin compared to our other products of 28%, but experienced high demand during this period. Bellows expansion joints had comparatively lower sales volume, but, because they are based on unique customer design requirements, had higher profit margins of 42% for 2010. In 2011, profit margins for our bellows expansion joint and pressure vessel products decreased to 33%, and wind towers decreased to 25%, compared to 2010, as a result of increased raw material costs due to inflation in China. Management believes sales of bellows expansion joints and pressure vessels will continue to diversify the overall composition of our product sales.

OPERATING EXPENSES

Operating expenses for 2011 increased to $4.63 million from $2.09 million for 2010. Operating expenses consist of selling, general and administrative expenses. The increase in operating expenses resulted from the increased selling costs of our products as a result of our increased cost of raw materials, increased sales commissions, travelling expenses of our sales personnel and product shipping and freight costs. Our research and development expenses increased significantly to $700,691 for 2011 from $99,492 in 2010. Legal, audit and consulting expenses increased in 2011 as a result of our becoming a U.S. publicly listed company in July 2010. We incurred significant additional legal expenses in 2011, due to our appealing of NASDAQ’s determination in January 2011 to delist our common stock, which we oppose on procedural grounds, law and fact. As a result, we anticipate incurring additional legal fees until this matter is resolved. Additionally, non-cash operating expenses included compensation of $76,150 and $168,842 for stock options granted to our independent directors in 2011 and 2010, respectively. Operating expenses as a percentage of net sales for 2011 was 26% compared to 9% for 2010.

TOTAL NON-OPERATING INCOME

Total non-operating income for 2011 was $637,148 and consisted mainly of $2,139,730 in subsidy income offset by $1,414,960 in interest expense, compared to $773,352 of non-operating income for 2010, which consisted mainly of $1,230,815 in subsidy income offset by $425,325 in interest expense.

Subsidy income included grants from LiaoNing Province Finance Bureau to support our special technology development project, a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract high-tech products businesses to such zone, and a grant from the local government, Tieling Management Committee of Special Automobile Production Base, in recognition of our timely payment of taxes. Subsidy income is subject to PRC statutory income tax.

NET INCOME

Net income for 2011 decreased to $59,737 from $4,218,841 for 2010. Net income as a percentage of net sales for 2011 was 0.3% compared to 19% for 2010. The decrease in net income was attributable to increased operating expenses and COGS and decreased sales volume. Also, our non-operating income decreased due to increased interest expense from a long-term loan bearing annual interest at 10%. In addition, our consolidated tax rate rose to 87.6% for the year ended December 31, 2011, compared to 18.4% for 2010, partly due to an increase in the valuation allowance of CleanTech Innovations Inc., our U.S. parent company, and partly due to increases in income tax for our Creative Bellows subsidiary in 2011.

LIQUIDITY AND CAPITAL RESOURCES

The year ended December 31, 2011, compared to the year ended December 31, 2010

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of December 31, 2011, we had cash and equivalents of $1,073,058, other current assets of $31,390,825 and current liabilities of $7,018,256. Working capital was $25,445,627 at December 31, 2011. The ratio of current assets to current liabilities was 4.63-to-1 as of December 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(8,490,322)	$(12,409,353)
Investing activities	(2,101,752)	(5,959,687)
Financing activities	(1,983,508)	30,260,731

Net cash used in operating activities was $8.50 million for 2011, compared to $12.41 million for 2010. The decrease in net cash used in operating activities during 2011 was due mainly to the timely collection of our account receivables and other receivables despite our increased note receivable outstanding and restricted cash and increased payment for inventories and advances to suppliers.

Net cash used in investing activities was $2.10 million during 2011 compared to net cash used in investing activities of $5.96 million during 2010. The cash used in investing activities in 2011 was for the purchase of property and equipment for $340,970, construction in progress for $679,777, prepayment for construction for $665,945 and deposit for land use right for $415,060. In 2010, we made payments of $5,884,286 million for the purchase of property and equipment, and $75,401 for intangible assets.

Net cash used in financing activities was $1.98 million in 2011 compared to net cash provided by financing activities of $30.26 million in 2010. The cash outflow in 2011 consisted of repayment to shareholder of $296,008, payment for long term payable of $1,083,793, and bank loan of $712,207, offset by cash proceeds from warrants exercised of $58,500 and $50,000 short term loan. In 2010, we borrowed $21,042,802 from a bank and repaid $10,511,005, received cash from issuance of common stock of $17,050,203 and received a shareholder cash contribution of $2,132,732.

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

As of December 31, 2011, we had an accounts receivable of $7,670,213 (before bad debt allowance of $129,155), of which $1,330,962 was current, $169,767 had aging over 30 days, $5,953,303 had aging over 90 days, $174,051 had aging over 180 days and $42,130 had aging over 360 days. Our level of accounts receivable was due to our slow collections on payment because of delays in the completion of installation of wind towers sold to certain customers in 2011.

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

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at 10% payable quarterly beginning on December 13, 2010, and has a maturity date of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or the LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs over five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment amount. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. The Company expects to pay the remaining amount in full within 3 years.

On September 13, 2010, the Company borrowed $1,825,136, $952,245 and $555,476 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay approximately $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of December 31, 2011, all three loans were past due and an extra 3.6% interest on the remaining principal amount of the loans will be charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance. As of December 31, 2011, the Company had interest payable of $206,164.

On December 14, 2011, the Company entered into a 3% promissory note agreement with a lender for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At December 31, 2011, the Company had short-term loans outstanding of $3,382,857.

Pending Litigation

As of December 31, 2011, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a contract breach by Donbei Jincheng Construction Co., Ltd., who was a contractor on the Company’s plant construction, for not completing quality construction work. The case is currently in arbitration and mediation.

As of December 31, 2011, Creative Bellows was in dispute with respect to a business contract for the purchase of materials from Shenyang Kangsitan Plastic Steel Doors and Windows Co., Ltd (Kangsitan).  The court initially ruled in favor of Creative Bellows with respect to this dispute, awarding the return to Creative Bellows of its deposit of RMB 599,500 with interest and liquidated damages of RMB186,135. Kangsitan appealed from this judgment, and the appeal is currently being litigated.

As of December 31, 2011, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of RMB 200,000 for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the RMB 7,000 transportation fee. Creative Bellows has appealed the court’s decision.

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s discriminatory actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company decided not to file an appeal to the Second Circuit Court of Appeals so that it could focus on its appeal to the Securities and Exchange Commission of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

The Company has applied to the Securities and Exchange Commission for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company is setting forth the inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company is seeking the final delisting decision to be overturned.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against CleanTech Innovations, Inc., or the company, and others, seeking $400,808.13 in unpaid legal fees in connection with Fensterstock’s representation of the company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer, the Chief Executive Officer, or CEO, and principal financial officer, the Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We carried out an evaluation of the effectiveness, as of December 31, 2011, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the report entitled “Internal Control – Integrated Framework.” Based upon this evaluation, our CEO and CFO concluded that our internal controls over financial reporting were effective as of December 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of our current directors, executive officers and certain significant employees and their ages, positions and biographical information. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. Bei Lu, our Chairman and Chief Executive Officer, is the daughter of Dianfu Lu, one of our directors. There are no other family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Position	Age
Bei Lu	Chairman and Chief Executive Officer	41
Sheng Ma	Chief Financial Officer	59
Lige Zheng	Chief Operating Officer	60
Dianfu Lu	Director	72
Arnold Staloff	Director	67
Shuyuan Liu	Director	61
Zili Zhao	Director	62

Biographies

Ms. Bei Lu, Chairman and Chief Executive Officer

Ms. Lu was appointed our Chairman and Chief Executive Officer on July 2, 2010. Ms. Lu was one of the founders of Liaoning Creative Bellows Co., Ltd., or Creative Bellows, in September 2007, which is now our wholly owned subsidiary, and was appointed its Chairman of the Board and Chief Executive Officer in September 2007. From September 1993 to July 2007, Ms. Lu served as General Manager of Shenyang Xinxingjia Bellows Manufacture Co., Ltd. Since 2006, Ms. Lu has served as the Vice Chairman of the Professional Manager Association of Liaoning Province. In 2005, the China Professional Manager Research Center of State-owned Assets Supervision and Administration Commission (SASAC) and China National Center for Human Resources Ministry of Personnel selected Ms. Lu as a National Excellent Professional Manager. Ms. Lu has designed two patented bellows expansion joint products. Ms. Lu received her bachelor’s degree from Shenyang University of Technology in 1992. Ms. Lu is the daughter of Dianfu Lu, one of our directors. As one of our founders, Ms. Lu brings to the Board of Directors her extensive knowledge of our operations and long-term strategy. The Board of Directors believes Ms. Lu’s vision, leadership and extensive knowledge of us is essential to our future growth. Her skills include operations, marketing, business strategy and product development.

Sheng Ma, Chief Financial Officer

Mr. Sheng Ma, age 59, is a senior accountant in China and has more than 30 years of experience in financial controls, internal controls and accounting management. He has been head of the Company’s accounting department since August 2011. From 2006 to August 2011, Mr. Ma served as a chief accountant at the northeast division of China Power Investment Corporation, one of the five largest state-owned power producers in China. Mr. Ma received his Bachelor's degree in Finance and Economics from Mudanjiang Business College in 1978.

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

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
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

Procedures for Shareholder Recommendation of Nominees to the Boards of Directors

During the year ended December 31, 2011, there were no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors from those described in the charter of our Nominating and Corporate Governance Committee as adopted by the Board of Directors on July 8, 2010, a copy of which is included as an exhibit to this Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended December 31, 2011, no reporting person failed to file such reports on a timely basis.

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

Executive Compensation

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2011 and 2010, of our Chairman and Chief Executive Officer.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bei Lu	2011	19,044	0	0	0	0	0	0	19,044
Chairman and Chief Executive Officer	2010	70,588	0	0	0	0	0	0	70,588

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Neither we nor our subsidiaries currently have employment agreements with their respective officers. We have entered into labor contracts that are standard for PRC domestic companies with Bei Lu, our Chairman and Chief Executive Officer, and Sheng Ma, our Chief Financial Officer, which do not contain provisions prohibiting competition by Ms. Lu or Mr. Ma following their employment with us. Ms. Lu’s labor contract expires July 1, 2013, and Mr. Ma’s labor contract expires August 1, 2012. These labor contracts set forth the general terms and conditions of their employment, require us to establish a safe work environment and provide for social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance.

Change-In-Control and Separation Agreements

The standard labor contracts we entered into with Ms. Lu and Mr. Ma specify the conditions under which the contracts may be terminated and set forth minimum severance payments, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.”

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2011, there were no outstanding equity awards held by our executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2011.

Director Compensation Table – 2011
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Dianfu Lu	-	-	-	-
Arnold Staloff(1)	55,000	-	-	55,000
Shuyuan Liu	-	-	-	-
Zili Zhao	-	-	-	-
Joseph S. Rizzello(2)	-	-	-	-

(1) Mr. Staloff was compensated at $55,000 per annum from July 13, 2010.
(2) Mr. Rizzello voluntarily resigned from the Board of Directors on February 21, 2011.

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

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the U.S. Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the four other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal year 2011 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal year 2011 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 29, 2012, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of March 29, 2012, there were 24,982,751 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o CleanTech Innovations, Inc., C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China 112616.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Wenge Chen(1)	2,117,691		8.48%

Directors and Named Executive Officers
Bei Lu, Chairman and Chief Executive Officer	9,482,751		37.96%
Dianfu Lu, Director	2,117,691		8.48%
Arnold Staloff, Director	20,000	(2)	* %
All Directors and Named Executive Officers as a Group (7 Persons)	11,513,039		46.48%

(1) Wenge Chen is our Vice President of Marketing.
(2) Consists of options to purchase 20,000 shares of our common stock that are exercisable within 60 days of March 29, 2012.

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

On December 3, 2010, Bei Lu, our Chairman and Chief Executive Officer, borrowed $558,101, of which $517,916 is principal and $40,185 interest, from a bank for the purchase of equipment on our behalf and with our guarantee, which she in turn loaned back to us on the same terms. The loans bear interest of 7.28% with a maturity date of December 3, 2012. As of March 29, 2012, $234,295 in principal and interest remains outstanding.

In 2011, the Company advanced $161,882 to Bei Lu, our Chairman and Chief Executive Officer, in order for Bei Lu to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and she returned the full amount of the advance to the Company in the first quarter 2012.

There were no other transactions with any related persons (as that term is defined in Item 404 of Regulation S-K) during our last two fiscal years or any currently proposed transaction in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We have adopted a written policy in connection with related party transactions involving us. The policy requires the approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. For the purposes of this report, “related persons” include our executive officers, directors, greater than 5% shareholders or immediate family members of any of the foregoing. Pursuant to this policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

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

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Goldman Kurland and Mohidin, LLP, or GKM, as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2011. GKM has served as our independent accountant since April 23, 2009. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$118,000	$95,000
Audit-related fees	7,500	11,250
Tax fees	0	0
All other fees	0	0

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

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a written policy for the pre-approval of services provided by the independent accountants, under which policy the Audit Committee generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

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
Years Ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CleanTech Innovations, Inc.

We have audited the accompanying consolidated balance sheets of CleanTech Innovations, Inc., and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CleanTech Innovations, Inc., and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a loss from operations and used $8.5 million in operating activities in 2011. In addition it has loans of $ 3.4 million and promissory note of $50,000 past due.  The Company also has a $10 million loan due in March 2013. The Company does not have access to the public capital market due to delisting from NASDAQ. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin, LLP

Encino, California

March 29, 2012

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and equivalents	$1,073,058	$13,308,568
Restricted cash	1,296,733	281,569
Accounts receivable, net	7,541,058	13,988,139
Other receivables and deposits	395,666	775,871
Retentions receivable	3,190,429	105,911
Prepayments	206,164	233,904
Advances to suppliers	11,704,979	852,518
Inventories	6,331,772	2,440,591
Due from shareholder	161,882	-
Notes receivable	562,142	75,498

Total current assets	32,463,883	32,062,569

NONCURRENT ASSETS:
Long term investment	95,224	90,597
Retentions receivable	-	2,460,202
Prepayments	324,665	315,392
Prepayment for construction	682,633	-
Deposit for land use right	425,461	-
Construction in progress	696,812	-
Property and equipment, net	11,072,768	10,721,944
Land use right and patents, net	3,749,731	3,645,622

Total non current assets	17,047,294	17,233,757

TOTAL ASSETS	$49,511,177	$49,296,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,888,864	$1,960,401
Other payables and accrued expenses	156,957	465,662
Advance from customers	187,052	252,903
Short term loans	3,382,857	3,865,493
Taxes payable	65,755	921,767
Advance from shareholder	283,179	302,305
Short term payable, net of unamortized interest	53,592	369,937

Total current liabilities	7,018,256	8,138,468

NONCURRENT LIABILITIES:
Advance from shareholder	-	255,796
Long term loan	10,000,000	10,000,000
Long term payable, net of unamortized interest	615,814	1,217,241

Total Liabilities	17,634,070	19,611,505

CONTINGENCY AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 and 24,963,322 shares issued and outstanding as of December 31, 2011 and 2010, respectively	250	250
Additional paid in capital	20,649,092	20,514,442
Statutory reserve fund	1,104,138	890,122
Accumulated other comprehensive income	3,028,331	1,030,432
Retained earnings	7,095,296	7,249,575

Total stockholders' equity	31,877,107	29,684,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,511,177	$49,296,326

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2011 and 2010

	2011	2010

Net sales	$17,731,780	$22,291,095
Cost of goods sold	13,258,910	15,811,154

Gross profit	4,472,870	6,479,941

Operating expenses
Selling	1,515,921	348,960
General and administrative	3,111,879	1,736,761

Total operating expenses	4,627,800	2,085,721

Income (loss) from operations	(154,930)	4,394,220

Non-operating income (expense)
Interest income	19,407	7,566
Interest expense	(1,414,960)	(425,325)
Other income	8,034	3,190
Other expenses	(115,063)	(42,894)
Subsidy income	2,139,730	1,230,815

Total non-operating income	637,148	773,352

Income before income tax	482,218	5,167,572
Income tax expense	(422,481)	(948,731)

Net Income	59,737	4,218,841
Foreign currency translation gain	1,997,899	741,049

Comprehensive Income	$2,057,636	$4,959,890

Basic weighted average shares outstanding	24,979,890	18,841,531

Diluted weighted average shares outstanding	24,981,583	19,135,111

Basic earnings per share	0.00	0.22

Diluted earnings per share	0.00	0.22

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2011 and 2010

	Common stock				Accumulated other comprehensive
	Shares	Amount	Paid in capital	Statutory reserves	income	Retained earnings	Total

Balance at January 1, 2010	15,122,000	$151	$358,939	$393,578	$289,383	$3,527,278	$4,569,329

Recapitalization on reverse acquisition	4,008,000	40	(40)	-	-	-	-

Shares issued for capital contribution	5,833,322	59	17,050,145	-	-	-	17,050,204

Shareholder contribution	-	-	2,936,556	-	-	-	2,936,556

Compensation expenses related to stock options	-	-	168,842	-	-	-	168,842

Net income	-	-	-	-	-	4,218,841	4,218,841

Transfer to statutory reserves	-	-	-	496,544	-	(496,544)	-

Foreign currency translation gain	-	-	-	-	741,049	-	741,049

Balance at December 31, 2010	24,963,322	250	20,514,442	890,122	1,030,432	7,249,575	29,684,821

Warrant exercised	19,500	-	58,500	-	-	-	58,500

Compensation expenses related to stock options	-	-	76,150	-	-	-	76,150

Net income	-	-	-	-	-	59,737	59,737

Transfer to statutory reserves	-	-	-	214,016	-	(214,016)	-

Foreign currency translation gain	-	-	-	-	1,997,899	-	1,997,899

Balance at December 31, 2011	24,982,822	$250	$20,649,092	$1,104,138	$3,028,331	$7,095,296	$31,877,107

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,737	$4,218,841
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	613,754	251,208
Stock options expense	76,150	168,842
Disposal loss on fixed assets	(752)	-
Amortization of interest expense of long term payable	109,379	-
Allowance for accounts receivable	116,887	8,692
(Increase) decrease in assets:
Restricted cash	(976,316)	(275,463)
Accounts receivable	6,869,517	(12,361,137)
Retentions receivable	(481,200)	(2,389,100)
Notes receivable	(470,985)	(73,861)
Other receivables, deposits and prepayments	286,050	(489,110)
Advances to suppliers	(10,544,673)	(822,688)
Inventories	(3,674,453)	(2,216,487)
Increase (decrease) in liabilities:
Accounts payable	808,089	1,395,002
Other payables and accrued expenses	(323,655)	(298,079)
Advance from customers	(76,841)	42,848
Taxes payable	(881,010)	431,139

Net cash used in operating activities	(8,490,322)	(12,409,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	(679,777)	-
Acquisition of property & equipment	(340,970)	(5,884,286)
Prepayment for construction	(665,945)	-
Deposit for land use right	(415,060)	-
Acquisition of intangible assets	-	(75,401)

Net cash used in investing activities	(2,101,752)	(5,959,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long term payable	(1,083,793)	-
Proceeds from loans	50,000	21,042,802
Advance from shareholder	(296,008)	545,999
Repayment of short term loans	(712,207)	(10,511,005)
Cash proceeds from warrant exercise	58,500	-
Contribution by shareholders	-	2,132,732
Issuance of common stock	-	17,050,203

Net cash (used in) provided by financing activities	(1,983,508)	30,260,731

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	340,072	121,732

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(12,235,510)	12,013,423

CASH & EQUIVALENTS, BEGINNING OF YEAR	13,308,568	1,295,145

CASH & EQUIVALENTS, END OF YEAR	$1,073,058	$13,308,568

Supplemental Cash flow data:
Income tax paid	$769,080	$1,216,021
Interest paid	$1,269,582	$616,458

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Company authorized an 8-for-1 split of its common stock, effective July 2, 2010. Prior to the  split, the Company had 5,501,000 shares of common stock issued and outstanding, and, after giving effect to the split, the Company had 44,008,000 shares of common stock issued and outstanding.  The effect of the forward stock split was retroactively reflected for all periods presented.

The Company acquired Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended. Under the terms of the Share Exchange Agreement, on July 2, 2010, the Company issued 15,122,000 shares of common stock to the three owners of Creative Bellows and two of their designees to enter into and consummate a series of transactions, described below, by which the Company acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, the Company entered into an agreement with Jonathan Woo, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of the Company’s common stock for cancellation. Mr. Woo received $40,000 from the Company for the cancellation of his shares of common stock, which was charged to additional paid-in capital. The $40,000 payment reflected the fair value of the shares in the Company, which was a non-operating public shell with no trading market for its common stock prior to the Share Exchange Agreement. The cancelled shares were retired and, for accounting purposes, it was treated as not having been outstanding for any period presented. Upon completion of the foregoing transactions, the Company had 19,130,000 shares of its common stock issued and outstanding. Simultaneously with the foregoing transactions, the Company changed its fiscal year end to calendar year end.

On July 15, 2010, the State Administration of Industry and Commerce (“AIC”) of the People’s Republic of China (“PRC”) issued a Sino-foreign joint venture business license to Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of the Company’s capital injection of $23.3 million in cash for 87% of Creative Bellows. Finally, on October 15, 2010, the Company obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for $6 million. On October 27, 2010, pursuant to waiver and release agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests for a mutual release of claims. As a result of these transactions, Creative Bellows became a 100% owned subsidiary of the Company effective October 15, 2010.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“USD”). The accompanying consolidated financial statements present the historical financial condition, results of operations and cash flows of the operating companies.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Going Concern

The Company incurred a loss from operations and used $8.5 million for its operating activities in 2011. In addition, the Company has loans for $3.4 million and a $50,000 promissory note that are past due. The Company also has a $10 million promissory note coming due in March 2013. The Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is planning to negotiate with its lenders to extend the maturity date of its past due loans for another twelve months and is planning to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances were eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $129,154 and $8,884 at December 31, 2011 and 2010, respectively.

At December 31, 2011, and December 31, 2010, the Company had retentions receivable for product quality assurance of $3,190,429 and $2,566,113, respectively. The retention generally is 10% of the sales price with a 1 year term, but no later than the termination of the warranty period. Current retentions receivable were $3,190,429 and $105,911 at December 31, 2011, and December 31, 2010, respectively, while $0 and $2,460,202 of the retentions receivable are long-term at December 31, 2011, and December 31, 2010, respectively. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined on a weighted average basis. The Company compares the cost of inventories with market value and an allowance is made to write down the inventories to their market value, if lower.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that as of December 31, 2011 and 2010, there were no significant impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2011 and 2010, the Company did not take any uncertain positions that would necessitate recording a tax-related liability.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. In case of sales contracts with FOB shipping terms, the customer is responsible for cost of freight, and insurance and revenue is recognized when products are delivered to the carrier. In case of sales contracts with FOB destination terms, the Company is responsible for the cost of freight, and insurance and revenue is recognized when customer acceptance is received. The customer is responsible for installation and integration of our component products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue or advances from customers. Unearned revenue or advances from customers consists of payments received from customers prior to customer acceptance of the product.

The Company’s standard payment terms with its wind tower customers generally provide that 10% of the purchase price is due upon the Company’s deposit of restricted cash into a bank account as a contract guarantee, 20% upon the Company’s purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product, which customers normally complete within 1-2 weeks after delivery. As a common practice in the manufacturing business in PRC, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty period, which can be up to 12 months from the customer acceptance date. The final 10% of the purchase price is recognized as revenue upon customer acceptance of the product. For the Company’s bellows expansion joints and pressure vessels, payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer.

Sales revenue represents the invoiced value of goods, net of value-added tax (“VAT”). The Company’s products sold and services provided in China are subject to VAT of 17% of the sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of December 31, 2011, the Company accrued $11,094 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity for the years ended December 31, 2011 and 2010, is as follows:

	2011	2010
Balance at January 1	$10,555	$-
Provisions	-
Exchange rate gain	539	-
Actual costs incurred	-	10,555
Balance at December 31, (in current liabilities)	$11,094	$10,555

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For 2011 and 2010, the Company had no after-sales services income.

Cost of Goods Sold

Cost of goods sold consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Research and Development

Research and development costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. Research and development costs are expensed as incurred. For 2011 and 2010, research and development was $700,691 and $99,492, respectively, and was included in general and administrative expenses.

Subsidy Income

Subsidy income included 1) grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S., and 3) Tieling Management Committee of Special Automobile Production Base in recognition of the Company paying their taxes in a timely fashion. The Company is permitted to use this particular subsidy only as payment for the construction provided by the same organization. Subsidy income is subject to PRC statutory income tax. The following table represents the authorities and amount the company received in 2011 and 2010:

	2011	2010
Tieling Finance Bureau	$514,041	$332,374
Liaoning province Tieling Economic and Technological Development Zone	541,896	898,441
Tieling Management Committee	1,083,793	-
Total	$2,139,730	1,230,815

There are no other conditions or restrictions on the use of subsidy income, aside to those referred to above.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During 2011 and 2010, shipping and handling costs were $1,258,527 and $179,076, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following table presents a reconciliation of basic and diluted EPS for 2011 and 2010:

	2011	2010
Net income	$59,737	$4,218,841

Weighted average shares outstanding – basic	24,979,890	18,841,351
Effect of dilutive securities:
Unexercised warrants and options	1,693	293,580
Weighted average shares outstanding – diluted	24,981,583	19,135,111

Earnings per share – basic	$0.00	$0.22
Earnings per share – diluted	$0.00	$0.22

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

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2011 and 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The RMB to USD exchange rates in effect as of December 31, 2011 and 2010, were $1 = RMB 6.3009 and $1 = RMB 6.6227, respectively. The  average RMB to USD exchange rates in effect for the twelve months ended December 31, 2011 and 2010, were $1 = RMB 6.4588 and $1 = RMB 6.7695, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2011 and 2010, included net income and foreign currency translation adjustments.

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

Management determined the Company’s product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment under ASC 280. The Company operates exclusively in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for each of the Company’s products, principally the rolling and welding of raw steel materials, make uses of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. The Company’s products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. The Company’s products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and the Company’s sales force sells its products directly to these companies, which utilize the Company’s components in their finished products. All of the Company’s long-lived assets for production are located in its facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. The Company established its subsidiary, Creative Wind Power, solely to market and sell the Company’s wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes that the economic characteristics of the Company’s product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

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

Following is a summary of sales by products for 2011 and 2010:

	2011	2010
Revenues from product lines
Bellows expansion joints and related	$1,481,245	$1,471,531
Pressure vessels	2,533,002	168,226
Wind towers	11,584,208	20,651,338
Other - resale of raw materials	2,133,325	-
	$17,731,780	$22,291,095

New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 changes the wording used to describe the requirements in generally accepted accounting principles in the United States ("U.S. GAAP") for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, ASU 2011-04 expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset's highest and best use. ASU 2011-04 will be effective for the first interim and annual reporting period beginning after December 15, 2011 and early adoption is prohibited. The Company is currently evaluating the future impact of this new accounting update on its consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at December 31, 2011 and 2010:

	2011	2010
Deposits for contract bidding	$36,825	$641,145
Advance to employees	337,191	98,725
Other	21,650	36,001
Total	$395,666	$775,871

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel. At December 31, 2011 and 2010, the Company’s advance to suppliers for raw material purchases amounted to $11.7 million and $0.85 million.

5. INVENTORIES

Inventories consisted of the following at December 31, 2011 and 2010:

	2011	2010
Raw materials	$1,545,200	$1,852,451
Finished goods	1,966,883	165,023
Work in process	2,789,689	423,117
Total	$6,331,772	$2,440,591

6. DUE FROM SHAREHOLDER

In 2011, the Company advanced RMB 1,020,000 ($161,882) to the Company’s Chief Executive Officer, who is also a shareholder of the Company, in order for the Chief Executive Officer to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and the Chief Executive Officer returned the full amount of the advance to the Company in the first quarter 2012.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of December 31, 2011, the Company had $9,196,750 notes receivable which were endorsed to third parties but had not yet matured or been cashed.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,224 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at December 31, 2011 and 2010.

9. PREPAYMENTS

Current portion of the prepayments included prepaid interest on the $10 million loan (see Note 16) and prepaid legal fees at December 31, 2011 and 2010.

Noncurrent portion of the prepayments mainly represented a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over a period of 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At December 31, 2011, the Company had construction in progress of $696,812 to rebuild and improve its workshop ground and road and to build a wind test tower. Total construction cost of the workshop and road project is approximately $1.60 million and the Company needs to pay an additional $1.00 million to complete it. The project is expected to be completed in August of 2012.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Buildings	$8,422,693	$7,874,278
Equipment and machinery	3,231,900	2,925,164
Vehicle	51,897	53,906
Office equipment	100,902	49,598
Total	11,807,392	10,902,946
Accumulated depreciation	(734,624)	(181,002)
Net value	$11,072,768	$10,721,944

Depreciation for 2011 and 2010, was $533,679 and $174,808, respectively

12. INTANGIBLE ASSETS

Intangible assets consisted of land use right and patents. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

The Company was granted an exclusive license to use a production method patent until December 31, 2016, for lead-free soft solder with mischmetal from the Shenyang Industry University. The Company paid a one-time use of technology fee of RMB 100,000 ($15,871).

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Intangible assets as of December 31, 2011 and 2010 were as follows:

	2011	2010
Land use right	$4,009,787	$3,814,950
Patents	15,871	15,100
Total	4,025,658	3,830,050
Accumulated amortization	(275,927)	(184,428)

Net	$3,749,731	$3,645,622

Amortization of intangible assets for 2011 and 2010 was $80,075 and $76,640, respectively. At December 31, 2011, annual amortization for the next five years was expected to be as follows:

Year	Amount
2012	$82,100
2013	82,100
2014	82,100
2015	82,100
2016	82,100
Thereafter	3,339,231
Total	$3,749,731

As of December 31, 2011, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau.

13. OTHER PAYABLES AND ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 were as follows:

	2011	2010
Payroll-related	$122,735	$107,817
Warranty	11,094	10,555
Other	23,128	-
Advance from third party	-	347,290
Total	$156,957	$465,662

14. ADVANCE FROM CUSTOMERS

The Company records payments from customers in advance of their orders to advance account. These orders normally are delivered within a reasonable period of time based upon contract terms with the customers.

15. SHORT-TERM LOANS

On May 24, 2010, the Company borrowed $387,997 with interest of 5.346% from a bank. The maturity date was November 24, 2010. The loan was collateralized by raw material inventory and the personal guarantee of the Company’s Chief Executive Officer together with a third party’s guarantee. As of November 23, 2010, the loan was repaid, and on November 24, 2010, the Company borrowed $362,390 from the same bank with interest of 5.610%, due on May 24, 2011. The loan was collateralized by raw material inventory. On December 23, 2010, the Company repaid $120,797 to the bank. On January 26, 2012, the remaining balance of the loan was repaid by the Company.

On September 13, 2010, the Company borrowed $1,825,136, $952,245 and $555,476 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay approximately $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of December 31, 2011, all three loans were past due and an extra 3.6% interest on the remaining principal amount of the loans will be charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of December 31, 2011, the Company had accrued interest of $74. The note is past due and default interest at 6% is accruing subsequent to February 1, 2012.

At December 31, 2011, the Company had short-term loans outstanding of $3,382,857.

16. LONG TERM LOAN PAYABLE

On December 13, 2010, the Company entered into a loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance.  As of December 31, 2011, the Company had prepaid interest of $206,164.

17. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2011 and, 2010:

	2011	2010
Value-added tax	$(15,743)	$494,715
Income tax	20,107	414,211
Other	61,391	12,841
Total	$65,755	$921,767

18. ADVANCES FROM SHAREHOLDER

On December 3, 2010, the Company’s Chief Executive Officer borrowed $558,101, including principal and interest, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loan bore interest of 7.28% with a maturity date of December 3, 2012.

As of December 31, 2011, the Company repaid $261,188 to the shareholder and the current portion of this long-term loan was $283,179. The loan is payable in monthly installments of $24,442, representing principal and interest. The last installment is due on December 3, 2012.

As of December 31, 2011 and 2010 advance from shareholder were as follows:

	2011	2010
Total long-term loan	$283,179	$558,101
Less: Current Portion	283,179	302,305
Noncurrent	$-	$255,796

19. LONG-TERM PAYABLE

On September 21, 2009, the Company entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base (“LSVPB”), to build a plant for the Company. LSVPB was responsible for the construction of the main body of the plant and the Company was responsible for the construction of certain infrastructure for the plant, including plumbing, heating and electrical systems. The plant is 9,074 square meters with construction costs of RMB 1,350 ($214) per square meter.

LSVPB was responsible for hiring a qualified construction team according to the Company’s approved design and the Company needed to approve any material changes to the design during construction. LSVPB was also responsible for site survey, quality supervision and completion of inspection, as well as the transfer of all construction completion records to the Company. Upon completion of the Company’s ownership registration, the Company was required to pledge the plant as collateral for payment by the Company to LSVPB of $1,944,151 (RMB 12,249,900). The pledge will terminate upon payment in full by the Company.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. The Company expects to pay the remaining amount in full within 3 years.

At December 31, 2011, the long-term payable consisted of the following:

Long-term payable	$883,198
Less: unamortized interest	(163,792)
Net	669,406
Current portion	53,592
Noncurrent portion	$615,814

Maturities as of December 31, 2011, for the next three years are as follows:

Year	Amount
2012	$53,592
2013	333,407
2014	282,407
Total	$669,406

20. MAJOR CUSTOMERS AND VENDORS

In 2011, 65% of sales were from wind tower products. Four customers accounted for 75% of sales, and each customer accounted for 21%, 21% , 19% and 13% of total sales, respectively. At December 31, 2011, total receivables from these customers were $6,627,504.

In 2010, 93% of sales were from wind tower products. Four customers accounted for a total of 88% of sales for the year ended December 31, 2010, and such customers accounted for 31%, 30%, 15% and 12% of sales, respectively. At December 31, 2010, total receivables from these customers were $13,006,027.

One vendor accounted for 34% of purchases for the year ended December 31, 2011. At December 31, 2011, there was no outstanding balance payable to this vendor.

Two vendors accounted for a total of 63% of purchases for the year ended December 31, 2010, and such vendors accounted for 48% and 15% of purchases, respectively. At December 31, 2010, the total payable to these vendors was $61,902.

21. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $2,303,000 as of December 31, 2011, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for 2011 and 2010:

	2011	2010
U.S. statutory rates	34%	34.0%
Tax rate difference	(32.8)%	(10.1)%
Other	9.7%	0.3%
Effective tax holiday	(50.1)%	(9.8)%
Valuation allowance	136.5%	4.0%
Effective income tax rate	87.6%	18.4%

There were no material temporary differences that resulted in deferred taxes as of December 31, 2011 and 2010.

If Creative Bellows had not been granted high-tech enterprise status, income tax expense for 2011 would have been increased by $241,545 and EPS would have been reduced by $0.01. Foreign pretax earnings approximated $2,418,200 and $5,779,000 for 2011 and 2010, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At December 31, 2011, approximately $9,643,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,790,000 would have to be provided if such earnings were remitted currently.

22. STOCKHOLDERS’ EQUITY

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

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During 2011 and 2010, there were 19,500 and 0 warrants exercised into common stock for $58,500 and $0, respectively.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On December 13, 2010, the Company completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors. In a private placement of equity, the Company sold 2,500,000 units, consisting of one share of its common stock and a warrant to purchase 67.5% of one share of its common stock, at $4.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase up to 1,687,500 shares of the Company’s common stock at $4.00 per share. For its assistance in the private placement of equity, the Company paid a placement agent $1,000,000 and issued it warrants to purchase 300,000 shares of the Company’s common stock under the same terms as the warrants issued in the private placement. The Company also paid the placement agent $100,000 for its assistance in arranging the loan. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 5 years, volatility of 88%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The fair value of the warrants at grant date was $10,282,442.

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012 (See Note 16).

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	2,820,810	$3.70	4.23
Exercisable at December 31, 2010	2,820,810	$3.70	4.23
Granted	-
Exercised	19,500	$3.00
Forfeited	-
Outstanding at December 31, 2011	2,801,310	$3.71	3.25
Exercisable at December 31, 2011	2,801,310	$3.71	3.25

23. STOCK-BASED COMPENSATION PLAN

On July 13, 2010, the Company granted non-statutory stock options to its one independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.44, with a life of 3 years and vesting over 2 years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date fair value of the options was $203,235. On November 16, 2011, the director voluntary relinquished his rights to 10,000 non-vested stock options; accordingly, the unvested 10,000 shares were forfeited.

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

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	60,000	$8.42	2.74
Exercisable at December 31, 2010	20,000	$8.42	2.74
Granted	-
Exercised	-
Forfeited	40,000	$8.41
Outstanding at December 31, 2011	20,000	$8.44	1.53
Exercisable at December 31, 2011	20,000	$8.44	1.53

There were no options exercised during 2011 and 2010. The Company recorded $76,152 and $168,842 as compensation expense for stock options for 2011 and 2010, respectively.  Options that were expected to vest at December 31, 2011, were 20,000 shares, weighted average exercise price of $8.44 and weighted-average remaining contractual term of 1.53 years.

24. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company’s operating subsidiaries in China are required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are  required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund in 2011 and 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

25. OPERATING RISKS

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
December 31, 2011 and 2010

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

26. CONTINGENCY AND COMMITMENTS

The Company is required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. If the Company is unable to make the required capital contribution to registered capital, the Company may be subject to a negotiated penalty related to the unsatisfied portion of registered capital. If the Company chooses to pay the penalty, the Company can request that its registered capital be reduced to the amount already paid or to another amount that can be completed within a set period of time. The Company may also apply for a grace period, whereby the Company would receive up to an additional 9 months to make the payment, or may apply to reduce its registered capital prior to the payment becoming due.

27. LITIGATION

As of December 31, 2011, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a contract breach by Donbei Jincheng Construction Co., Ltd., who was a contractor on the Company’s plant construction, for not completing quality construction work. The case is currently in arbitration and mediation.

As of December 31, 2011, Creative Bellows was in dispute with respect to a business contract for the purchase of materials from Shenyang Kangsitan Plastic Steel Doors and Windows Co., Ltd (Kangsitan).  The court initially ruled in favor of Creative Bellows with respect to this dispute, awarding the return to Creative Bellows of its deposit of RMB 599,500 with interest and liquidated damages of RMB186,135. Kangsitan appealed from this judgment, and the appeal is currently being litigated.

As of December 31, 2011, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of RMB 200,000 for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the RMB 7,000 transportation fee. Creative Bellows has appealed the court’s decision.

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s discriminatory actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company decided not to file an appeal to the Second Circuit Court of Appeals so that it could focus on its appeal to the Securities and Exchange Commission of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

The Company has applied to the Securities and Exchange Commission for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company is setting forth the inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company is seeking the final delisting decision to be overturned.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against CleanTech Innovations, Inc., or the company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)
Date: March 30, 2012	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bei Lu his or her attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bei Lu	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2012
Bei Lu
/s/ Sheng Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
Sheng Ma
/s/ Dianfu Lu	Director	March 30, 2012
Dianfu Lu
/s/ Arnold Staloff	Director	March 30, 2012
Arnold Staloff
/s/ Shuyuan Liu	Director	March 30, 2012
Shuyuan Liu
/s/ Zili Zhao	Director	March 30, 2012
Zili Zhao

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Exchange Agreement and Plan of Reorganization by and between Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

2.2
Return to Treasury Agreement by and between CleanTech Innovations, Inc. and Jonathan Woo, dated July 2, 2010 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-53511) filed on July 2, 2010)

2.3
Agreement and Plan of Merger by and between Everton Capital Corporation and CleanTech Innovations, Inc., dated June 18, 2010 (Incorporated herein by reference to Exhibit 2.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

2.4
First Amendment to Share Exchange Agreement and Plan of Reorganization by and between Liaoning Creative Bellows Co., Ltd. and CleanTech Innovations, Inc., dated February 17, 2011, and effective as of July 2, 2010 (Incorporated herein by reference to Exhibit 2.4 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

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
10.17
Wind Turbine Tower Purchase Contract for the Guodian Inner Mongolia Xilinguole Tianhe Wind Power Plant Stage One Project by and between Xilinguole Tianhe Wind Power Generation Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.18
Wind Power Unit Purchase Order for Guodian Beizhen Phase II (Jiazi Mountain) Wind Power Project by and between Guodian Hefeng Wind Power Development Co., Ltd and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 2010 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.19
Subcontract of Gezhouba Inner Mongolia Wind Tower Tube Manufacturing Project by and between Gezhouba Inner Mongolia Wind Power Equipment Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated October 20, 2010 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.20
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongyu Xinhua 1A Wind Farm Project by and between Huaneng Tongyu Xinhua Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 14, 2011 (Incorporated herein by reference to Exhibit 10.20  to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.21
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongyu Xinhua 1B Wind Farm Project by and between Huaneng Tongyu Xinhua Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 14, 2011 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.22	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)
10.23
Waiver and Release between CleanTech Innovations, Inc. and Bei Lu, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.23  to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.24
Waiver and Release between CleanTech Innovations, Inc. and Dianfu Lu, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.25
Waiver and Release between CleanTech Innovations, Inc. and Wenge Chen, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.26
Waiver and Release between CleanTech Innovations, Inc. and Wonderful Limited, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

#10.27
Standard Labor Contract by and between Sheng Ma and Liaoning Creative Bellows Co., Ltd., dated August 1, 2011 (Incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10Q (File No. 001-35002) filed on November 14, 2011)

10.28
First Amendment to the Loan Agreement and Promissory Note between NYGG (Asia), Ltd. and CleanTech Innovations, Inc., dated March 1, 2012  (Incorporated herein by reference to Exhibit 10.28 to the Company’s Current Report on Form 8K (File No. 001-35002) filed on March 2, 2012 )

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

101**	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language))

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