Form 10-Q
period 2012-03-31
CleanTech Innovations, Inc.
filed 2012-06-25
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,982,222 shares of common stock outstanding as of June 14, 2012.

CleanTech Innovations, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012 (Unaudited)	2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$53,322	$1,073,058
Restricted cash	236,762	1,296,733
Accounts receivable, net	4,912,236	7,541,058
Other receivables and deposits	142,258	395,666
Retentions receivable	4,198,581	3,190,429
Prepayments	-	206,164
Advances to suppliers	11,616,269	11,704,979
Inventories	6,957,063	6,331,772
Due from shareholder	-	161,882
Notes receivable	158,874	562,142

Total current assets	28,275,365	32,463,883

NONCURRENT ASSETS:
Restricted cash	717,204	-
Long term investment	95,324	95,224
Prepayments	323,295	324,665
Prepayment for construction	1,284,687	682,633
Deposit for land use right	-	425,461
Construction in progress	627,321	696,812
Property and equipment, net	11,039,809	11,072,768
Land use right and patents, net	4,140,572	3,749,731

Total non current assets	18,228,212	17,047,294

TOTAL ASSETS	$46,503,577	$49,511,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,418,545	$2,888,864
Accrued expenses	577,187	156,957
Advance from customers	197,064	187,052
Short term loans	13,386,352	3,382,857
Taxes payable	16,116	65,755
Advance from shareholder	214,998	283,179
Short term payable, net of unamortized interest	102	53,592

Total current liabilities	16,810,364	7,018,256

NONCURRENT LIABILITIES:
Long term loan	-	10,000,000
Long term payables, net of unamortized interest	357,321	615,814

Total Liabilities	17,167,685	17,634,070

CONTINGENCY AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding as of March 31, 2012 and December 31, 2011	250	250
Additional paid in capital	20,649,092	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	3,068,329	3,028,331
Retained earnings	4,514,083	7,095,296

Total stockholders' equity	29,335,892	31,877,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,503,577	$49,511,177

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS INCOME AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

Net sales	$585,856	$3,932,665
Cost of goods sold	392,458	2,859,117

Gross profit	193,398	1,073,548

Operating expenses
Selling	74,817	289,892
General and administrative	2,303,339	607,231

Total operating expenses	2,378,156	897,123

Income (loss) from operations	(2,184,758)	176,425

Non-operating income (expense)
Interest income	3,102	10,105
Interest expense	(395,880)	(327,019)
Other income	3,853	4,472
Other expenses	(7,530)	(12,582)
Subsidy income	-	800,111

Total non-operating income (expense), net	(396,455)	475,087

Income (loss) before income tax	(2,581,213)	651,512
Income tax expense	-	(153,385)

Net income (loss)	(2,581,213)	498,127
Foreign currency translation gain	39,998	397,097

Comprehensive Income (loss)	$(2,541,215)	$895,224

Basic weighted average shares outstanding	24,982,822	24,971,019

Diluted weighted average shares outstanding	24,982,822	25,216,184

Basic earnings (loss) per share	(0.10)	0.02

Diluted earnings (loss) per share	(0.10)	0.02

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,581,213)	$498,127
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	179,723	145,414
Stock options expense	-	35,719
Amortization of interest expense of long term payable	70,055	14,147
Increase in allowance for accounts receivable	1,401,116	-
(Increase) decrease in assets:
Restricted cash	343,412	(947,638)
Accounts receivable	1,230,137	(1,000,515)
Retentions receivable	(1,002,720)	(406,741)
Notes receivable	403,019	75,951
Other receivables, deposits and prepayments	461,167	(176,919)
Advances to suppliers	100,774	(3,912,039)
Inventories	(617,368)	(210,255)
Increase (decrease) in liabilities:
Accounts payable	(472,364)	(659,846)
Accrued expenses	420,090	(368,635)
Advance from customers	9,795	(76,346)
Taxes payable	(49,605)	(513,308)

Net cash used in operating activities	(103,982)	(7,502,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	(25,050)	-
Acquisition of property & equipment	(1,203)	(202,624)
Prepayment for construction	(600,089)	-

Net cash used in investing activities	(626,342)	(202,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long term payable	(382,091)	-
Due from shareholder	161,715	-
Advance from shareholder	(68,336)	(101,555)
Repayment of short term loans	-	(243,043)
Cash proceeds from warrant exercise	-	56,700

Net cash used in financing activities	(288,712)	(287,898)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(700)	98,221

NET DECREASE IN CASH & EQUIVALENTS	(1,019,736)	(7,895,185)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,073,058	13,308,568

CASH & EQUIVALENTS, END OF PERIOD	$53,322	$5,413,383

Supplemental Cash flow data:
Income tax paid	$-	$153,385
Interest paid	$107,017	$73,688

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The Company acquired Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended. Under the terms of the Share Exchange Agreement, on July 2, 2010, the Company issued 15,122,000 shares of common stock to the three owners of Creative Bellows and two of their designees to enter into a series of transactions, described below, by which the Company acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, the Company entered into an agreement with Jonathan Woo, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of the Company’s common stock for cancellation. Mr. Woo received $40,000 from the Company for the cancellation of his shares of common stock, which was charged to additional paid-in capital. The $40,000 payment reflected the fair value of the shares in the Company, which was a non-operating public shell with no trading market for its common stock prior to the Share Exchange Agreement. The cancelled shares were retired and, for accounting purposes, it was treated as not having been outstanding for any period presented. Upon completion of the foregoing transactions, the Company had 19,130,000 shares of its common stock issued and outstanding. Simultaneously with the foregoing transactions, the Company changed its fiscal year end to calendar year end.

On July 15, 2010, the State Administration of Industry and Commerce (“AIC”) of the People’s Republic of China (“PRC”) issued a Sino-foreign joint venture business license to Creative Bellows, indicating a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of the Company’s capital injection of $23.3 million in cash for 87% of Creative Bellows. Finally, on October 15, 2010, the Company obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for $6 million. On October 27, 2010, pursuant to waiver and release agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests for a mutual release of claims. As a result of these transactions, Creative Bellows became a 100% owned subsidiary of the Company effective October 15, 2010.

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

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 were prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a $2.2 million loss from operations and used $0.1 million for its operating activities for the three months ended March 31, 2012. In addition, the Company has loans of $3.4 million and a $50,000 promissory note that are past due. The Company also has a $10 million promissory note due in March 2013. The Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans for another 12 months and to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

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

Cash and Equivalents

Cash and equivalents include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of this purchase date

Restricted Cash

Restricted cash consists of a percentage of sales deposited by the Company into its bank accounts according to contract terms, which serves as a contract execution and product delivery guarantee. The restriction is released upon customer acceptance of the product.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $1,533,322 and $129,154 at March 31, 2012 and December 31, 2011, respectively.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

At March 31, 2012, and December 31, 2011, the Company had retentions receivable all current for product quality assurance of $4,198,581 and $3,190,429, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

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

Buildings	40	Years
Machinery	5 - 15	Years
Vehicle	5	Years
Office equipment	5	Years
Testing equipment	10	Years

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that as of March 31, 2012 and December 31, 2011, there were no significant impairments of its long-lived assets.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At March 31, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording a tax-related liability.

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

The Company’s standard payment terms with its wind tower customers generally provide that 10% of the purchase price is due upon the Company’s deposit of restricted cash into a bank account as a contract guarantee, 20% upon the Company’s purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product, which customers normally complete within 1-2 weeks after delivery. As a common practice in the manufacturing business in PRC, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty, which can be up to 12 months from the customer acceptance date. The final 10% of the purchase price is recognized as revenue upon customer acceptance of the product. For the Company’s bellows expansion joints and pressure vessels, payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). The Company’s products sold and services provided in China are subject to VAT of 17% of the sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of March 31, 2012, the Company accrued $11,105 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity at three months ended March 31, 2012 and the year ended December 31, 2011, is as follows:

	2012	2011
Balance at January 1	$11,094	$10,555
Exchange rate gain	11	539
Actual costs incurred	-	-
Balance at March 31, (current liabilities)	$11,105	$11,094

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the three months ended March 31, 2012 and 2011, the Company had no after-sales services income.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the three months ended March 31, 2012 and 2011, R&D was $48,898 and $60,738, respectively, and was included in general and administrative expenses.

Subsidy Income

Subsidy income included 1) grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S. The Company is permitted to use this particular subsidy only as payment for the construction provided by the same organization. Subsidy income is subject to PRC statutory income tax.  The following table represents the authorities and amount the Company received for the three months ended March 31 2011:

2011
Tieling Finance Bureau	$268,455
Liaoning province Tieling Economic and Technological Development Zone	531,656
Total	$800,111

There are no other conditions or restrictions on the use of subsidy income, aside to those referred to above.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the three months ended March 31, 2012 and 2011, shipping and handling costs were $37,969 and $227,028, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following table presents a reconciliation of basic and diluted EPS and loss per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Net income (loss)	$(2,581,213)	$498,127

Weighted average shares outstanding – basic	24,982,822	24,971,019
Effect of dilutive securities:
Unexercised warrants and options	-	245,165
Weighted average shares outstanding – diluted	24,982,822	25,216,184

Earnings per share – basic	$(0.10)	$0.02
Earnings per share – diluted	$(0.10)	$0.02

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The warrants and options to purchase up to 2,821,310 shares of common stock were anti-dilutive during the three months ended March 31, 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables and advances to supplier. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Cash includes cash on hand and demand deposits in bank accounts maintained within China.  Cash balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FVand establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant-date FV of stock options and other equity-based compensation issued to employees and non-employees.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The RMB to USD exchange rates in effect as of March 31, 2012 and December 31, 2011, were $1 = RMB 6.2943 and $1 = RMB 6.3009, respectively. The  average RMB to USD exchange rates in effect for the three months ended March 31, 2012 and 2011, were $1 = RMB 6.3074 and $1 = RMB 6.4588, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2012 and 2011, included net income and foreign currency translation adjustments.

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

Following is a summary of sales by products for the three months ended March 31, 2012 and 2011:

	2012	2011
Revenues from product lines
Bellows expansion joints and related	$462,650	$117,159
Pressure vessels	75,884	340,338
Wind towers	-	3,475,168
Other - resale of raw materials	47,322	-
	$585,856	$3,932,665

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

As of March 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Deposits for contract bidding	$43,872	$36,825
Advance to employees	72,046	337,191
Other	26,340	21,650
Total	$142,258	$395,666

Advance to employees included advance to Company’s CEO of $8,302 for a business trip.

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

5. INVENTORIES

Inventories consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Raw materials	$1,555,622	$1,545,200
Finished goods	2,719,415	1,966,883
Work in process	2,682,026	2,789,689
Total	$6,957,063	$6,331,772

6. DUE FROM SHAREHOLDER

In 2011, the Company advanced RMB 1,020,000 ($161,882) to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and the CEO returned the advance to the Company in the first quarter 2012.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of March 31, 2012, the Company had notes receivable of $635,839  which were endorsed and $127,099 which were discounted to third parties and $85,792 which was discounted to the CEO of the Company. All these notes were not matured as of March 31, 2012.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,324 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at March 31, 2012 and December 31, 2011.

9. PREPAYMENTS

Current portion of the prepayments included prepaid interest on the $10 million loan (see Note 15) and prepaid legal fees at December 31, 2011.  The Company didn’t prepay any interest on the $10 million loan during the three months ended March 31, 2012 (See Note 15).

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At March 31, 2012 and December 31, 2011, the Company had construction in progress of $627,321and $696,812 to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is approximately $1.94 million. As of March 31, 2012, the Company made prepayment of $1.3 million for construction, and the Company needs to pay an additional $0.02 million to complete it. The project is expected to be completed in August of 2012. During the three months ended March 31, 2012, two test towers of $95,324 were completed and transferred into property and equipment.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2012 and December 312011:

	2012	2011
Buildings	$8,431,525	$8,422,693
Equipment and machinery	3,330,868	3,231,900
Vehicle	51,952	51,897
Office equipment	101,957	100,902
Total	11,916,302	11,807,392
Accumulated depreciation	(876,493)	(734,624)
Net value	$11,039,809	$11,072,768

Depreciation for the three months ended March 31, 2012 and 2011, was $140,806 and $125,773, respectively.

12. INTANGIBLE ASSETS

Intangible assets consisted of land use right and patents. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company has the right to use the land for 50 years and amortizes the right on a straight-line basis over 50 years.

The Company was granted an exclusive license to use a production method patent until December 31, 2016, for lead-free soft solder with mischmetal from the Shenyang Industry University. The Company paid a one-time use of technology fee of RMB 100,000 ($15,887).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Land use right	$4,439,900	$4,009,787
Patents	15,887	15,871
Total	4,455,787	4,025,658
Accumulated amortization	(315,215)	(275,927)
Net	$4,140,572	$3,749,731

Amortization of intangible assets for the three months ended March 31, 2012 and 2011 was $38,917 and $19,640, respectively. At March 31, 2012, annual amortization for the next five years was expected to be as follows:

Year	Amount
2013	$91,000
2014	91,000
2015	91,000
2016	91,000
2017	91,000
Thereafter	3,685,572
Total	$4,140,572

As of December 31, 2011, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. As of March 31, 2012, the deposit of the land use right was transferred into intangible assets.

13. ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and December 31, 2011 were as follows:

	2011	2010
Payroll-related	$39,935	$122,735
Warranty	11,105	10,094
Other	74,378	23,128
Accrued outsourcing labor cost	50,961	-
Accrued legal expense	400,808	-
Total	$577,187	$156,957

As of March 31, 2012, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 26) .

14. ADVANCE FROM CUSTOMERS

The Company records payments from customers in advance of their orders to advance account. These orders normally are delivered within a reasonable period of time based upon contract terms with the customers.

.
CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

15. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was  to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of March 31, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of March 31, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $30,411.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of March 31, 2012, the Company had accrued interest of $690. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of March 31, 2012, the Company was in default on this loan.

At March 31, 2012 and December 31, 2011, the short-term loans consisted of the following:

	2012	2011
Credit Union 1	$1,827,050	$1,825,136
Credit Union 2	953,243	952,245
Credit Union 3	556,059	555,476
Promissory Note	50,000	50,000
Loan of U.S. Parent	10,000,000	-
Total short term loan	$13,386,352	$3,382,857

16. TAXES PAYABLE (RECEIVABLE)

Taxes payable consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Value-added tax	$(37,751)	$(15,743)
Income tax	52,078	20,107
Other	1,789	61,391
Total	$16,116	$65,755

17. ADVANCE FROM SHAREHOLDER

On December 3, 2010, the Company’s Chief Executive Officer borrowed $558,101, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loan bore interest of 7.28% with a maturity date of December 3, 2012.

As of March 31, 2012, the Company repaid $68,478 to the shareholder and the current portion of this long-term loan was $214,998. The loan is payable in monthly installments of $24,468, representing principal and interest. The final installment is due on December 3, 2012.

18. LONG-TERM PAYABLE

On September 21, 2009, the Company entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base (“LSVPB”), to build a plant. LSVPB was responsible for the construction of the main body of the plant and the Company was responsible for the construction of certain infrastructure for the plant, including plumbing, heating and electrical systems. The plant is 9,074 square meters with construction costs of RMB 1,350 ($214) per square meter.

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
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The Company expects to pay the remaining amount in full within three years.

At March 31, 2012, the long-term payable consisted of the following:

Long-term payable	$451,186
Less: unamortized interest	(93,763)
Net	357,423
Current portion	102
Noncurrent portion	$357,321

Maturities as of March 31, 2012, for the next three years are as follows:

Year	Amount
2013	$102
2014	206,964
2015	150,357
Total	$357,423

19. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 91% of sales for the three months ended March 31, 2012, and each customer accounted for 78% and 13% of total sales, respectively. At March 31, 2012, total receivables from these customers were $1,415,582.

Two customers accounted for 88% of sales for the three months ended March 31, 2011, and each customer accounted for 72% and 16% of total sales, respectively.

For the three months ended March 31, 2012, three vendors accounted for 56% of total purchases, and each vendor accounted for 25%, 20% and 11% of total purchases, respectively. At March 31, 2012, the total payable to these vendors was $77,326.

One vendor accounted for 80% of purchases for three months ended March 31, 2011.

20. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $3,084,000 as of March 31, 2012, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
U.S. statutory rates	(34)%	34.0%
Tax rate difference	6.3%	(15.0)%
Other	-%	(1.2)%
Effective tax holiday	1.5%	(16.8)%
Valuation allowance	26.2%	22.5%
Effective income tax rate	-%	23.5%

There were no material temporary differences that resulted in deferred taxes as of March 31, 2012 and December 31, 2011.

21. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the three months ended March 31, 2012 and 2011, there were 0 and 18,900 warrants exercised into common stock for $0 and $56,700, respectively.

On December 13, 2010, the Company completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors. In a private placement of equity, the Company sold 2,500,000 units, consisting of one share of its common stock and a warrant to purchase 67.5% of one share of its common stock, at $4.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase up to 1,687,500 shares of the Company’s common stock at $4.00 per share. For its assistance in the private placement of equity, the Company paid a placement agent $1,000,000 and issued it warrants to purchase 300,000 shares of the Company’s common stock under the same terms as the warrants issued in the private placement. The Company also paid the placement agent $100,000 for its assistance in arranging the loan. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 88%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $10,282,442.

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012 (See Note 15).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	2,801,310	$3.71	3.25
Exercisable at December 31, 201	2,801,310	3.71	3.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	2,801,310	3.71	3.00
Exercisable at March 31, 2012	2,801,310	$3.71	3.00

22. STOCK-BASED COMPENSATION PLAN

On July 13, 2010, the Company granted non-statutory stock options to its one independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.44, with a life of three years and vesting over two years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date FV of the options was $203,235. On November 16, 2011, the director voluntary relinquished his rights to 10,000 non-vested stock options; accordingly, the unvested 10,000 shares were forfeited.

On December 16, 2010, the Company granted non-statutory stock options to its other independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.40, with a life of three years and vesting over 2 years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 102%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date FV of the options was $149,847. On February 21, 2011, the director resigned from his position with the Company. Accordingly, the unvested 20,000 shares were forfeited. Pursuant to the option agreement, the 10,000 options vested to this independent director expired unexercised as of May 22, 2011.

Based on the FV method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718), the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk-free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The FV of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	20,000	$8.44	1.53
Exercisable at December 31, 2011	20,000	8.44	1.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	20,000	8.44	1.28
Exercisable at March 31, 2012	20,000	$8.44	1.28

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

There were no options exercised during the three months ended March 31, 2012 and 2011. The Company recorded $0 and $35,719 as compensation expense for stock options for the three months ended March 31, 2012 and 2011, respectively.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund as of March 31, 2012 and December 31, 2011.

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

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under current PRC law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation to affect the remittance.

25. CONTINGENCY AND COMMITMENTS

The Company is required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. If the Company is unable to make the required capital contribution, the Company may be subject to a penalty related to the unsatisfied portion of registered capital. If the Company chooses to pay the penalty, the Company can request that its registered capital be reduced to the amount already paid or to another amount that can be completed within a set period of time. The Company may also apply for a grace period, whereby the Company would receive up to an additional nine months to make the payment, or may apply to reduce its registered capital prior to the payment becoming due.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

26. LITIGATION

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1  million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is currently in arbitration and mediation.

As of March 31, 2012, Creative Bellows was in dispute with respect to a business contract for the purchase of materials from Shenyang Kangsitan Plastic Steel Doors and Windows Co., Ltd (Kangsitan).  The court initially ruled in favor of Creative Bellows with respect to this dispute, awarding the return to Creative Bellows of its deposit of $95,000 (RMB 599,500) with interest and liquidated damages of $29,000 (RMB186,135). Kangsitan appealed from this judgment. On April 27, 2012, the court of appeal rendered a final judgment in favor of Creative Bellows, requiring Kangsitan to return to Creative Bellows its deposit of $95,000 (RMB 599,500), with interest at a rate equivalent to the rate of the People’s Bank of China, accruing from August 30, 2011, until the date of payment by Kangsitan. In addition, the court awarded Creative Bellows liquidated damages of $16,000 (RMB 100,000).

As of March 31, 2012, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of $32,000 (RMB 200,000) for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000(RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing. The dispute is currently awaiting the rehearing.

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company decided not to appeal to the Second Circuit Court of Appeals so it could focus on its appeal to the SEC of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

The Company applied to the SEC for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company claimed inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company is seeking the delisting decision to be overturned.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The Company intends to continue to defend itself against the claims asserted.

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

Going Concern

We incurred a loss from operations and used $0.10 million for our operating activities for the three months ended March 31, 2012. In addition, we have loans as of March 31, 2012 for $3.4 million and a $50,000 promissory note that are past due. We also have a $10 million promissory note due in March 2013. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend the maturity date of our past due loans for another 12 months and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

Accounts Receivable and Retentions Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on payment terms specified in the contract. We do not anticipate any significant credit risk because the majority of our customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. The retention is 10% of the sales price with a term of one year, but no later than the termination of the warranty period.

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

Management determined our product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment under ASC 280. We operate in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for our products, principally rolling and welding of raw steel materials, use  the same production workers and engineering talent for design, fabrication, assembly and testing. Our products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. Our products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and our sales force sells our products directly to these companies, which utilize our components in their finished products. All of our long-lived assets for production are located in our facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. We established our subsidiary, Creative Wind Power, to market and sell our wind towers, which constitute the structural support cylinder for industrial wind turbines. Management believes the economic characteristics of our product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

We initiated sales of our wind towers in the second quarter of 2010 and expect the majority of our sales going forward will be of our wind towers,  which have a comparatively lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels have decreased since 2010 as we have broadened these product lines to include more components with lower margins. Higher raw material costs in 2011 decreased our gross margins on all products, but as our overall mix of products and product gross margins continues to broaden, we expect the gross margins of our product lines to converge and stabilize toward a blended gross margin of approximately 27% to 33%. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The three months ended March 31, 2012, compared to the three months ended March 31, 2011

The following table presents the consolidated results of operations for the three months ended March 31, 2012 and 2011.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	585,856	100%	3,932,665	100%
Cost of goods sold	392,458	67%	2,859,117	73%
Gross profit	193,398	33%	1,073,548	27%
Operating expenses	2,378,156	406%	897,123	23%
Income (loss) from operations	(2,184,758)	(373)%	176,425	5%
Total non-operating income (expense)	(396,455)	(68)%	475,087	12%
Income (loss) before income tax	(2,581,213)	(441)%	651,512	17%
Income tax expense	-	-	(153,385)	(4)%
Net income (loss)	(2,581,213)	(441)%	498,127	13%

NET SALES

Net sales for the three months ended March 31, 2012 decreased to $0.59 million from $3.93 million for the comparable period of 2011, a decrease of $3.35 million or 85.1%. Net sales for the three months ended March 31, 2012, consisted of $0.46 million in sales of bellows expansion joints, $0.08 million in sales of pressure vessels and $0.05 million in other sales. Net sales for the comparable period of 2011 consisted of $3.47 million in sales of wind towers and $0.46 million in sales of bellows expansion joints. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011 and the lack of new orders for our wind towers due to the PRC government’s decision to slow wind farm construction. In addition, the first quarter is typically the off-season for wind tower sales, which have been the Company’s primary product. January and February are also considered the holiday season in China, and the general slowing of the Chinese economy during these months, have affected many industries in China negatively.  We currently believe the delays and our decrease in wind tower sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which were scheduled for completion from 2011. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. We believe the delisting decision constituted: (i) an abuse of NASDAQ’s discretionary authority, (ii) disregard of attorney client privilege, (iii) breach of NASDAQ’s listing rules as approved by the SEC, and (iv) material procedural unfairness. NASDAQ’s staff subjectively determined the economic fairness of the terms of an institutional financing transaction entered into during turbulent market times, which terms we believe were more favorable compared to similar transactions entered into at the same time, and which we fully disclosed in our current reports and registration statements filed with the SEC. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, our reputation and our shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues. We are continuing our appeal of NASDAQ Listing Qualifications determination to delist the Company’s common stock to the SEC.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended March 31, 2012 decreased to $0.39 million from $2.86 million for the comparable period of 2011. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 67% in the first quarter of 2012 compared to 73% for the 2011 period, the decrease in COGS to total sales was mainly from decreased production of wind tower products which usually have higher production cost.

GROSS PROFIT

Gross profit for the three months ended March 31, 2012 decreased to $0.19 million from $1.07 million for the 2011 period. Profit margin increased to 33% for the three months ended March 31, 2012 from 27% for the 2011 period, as we did not have any sales for wind towers during the first quarter of 2012.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 increased to $2.38 million from $0.90 million for the 2011 period. The increase of operating expense is mainly due to the bad debt allowance of $1,316,295, and accrual of unpaid legal expense of 0.4 million in connection with our lawsuit against NASDAQ, but partially offset by the decreased travel expense, welfare and consulting service fee. Bad debt allowance was $0 for the three months ended March 31, 2011. Operating expenses as a percentage of net sales for the three months ended March 31, 2012 was 406% compared to 23% for the 2011 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the three months ended March 31, 2012 was $396,455 and consisted mainly of $395,880 in interest expense, compared to $475,087 of non-operating income for the three months ended March 31, 2011, which consisted mainly of $800,111 in subsidy income offset by $327,019 in interest expense.

Subsidy income included grants from LiaoNing Province Finance Bureau to support our special technology development project, a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic & Technological Development Zone to attract high-tech products businesses to such zone. Subsidy income is subject to PRC statutory income tax.

NET INCOME (LOSS)

Net loss for the three months ended March 31, 2012 was $2,581,213 comparing with net income of $498,127 for the 2011 period. Net income as a percentage of net sales for the three months ended March 31, 2012 was (441)% compared to 13% for the 2011 period. The decrease in net income was attributable to increased operating expenses and significant decreased sales volume. Also, our non-operating income decreased due to increased interest expense from a long-term loan bearing annual interest at 10% and $0 of subsidy income for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The three months ended March 31, 2012, compared to the three months ended March 31, 2011

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of March 31, 2012, we had cash and equivalents of $53,322, other current assets of $28,222,043 and current liabilities of $16,810,364. Working capital was $11,465,001 at March 31, 2012. The ratio of current assets to current liabilities was 1.68-to-1 as of March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash used in:
Operating activities	$(103,982)	$(7,502,884)
Investing activities	(626,342)	(202,624)
Financing activities	(288,712)	(287,898)

Net cash used in operating activities was $0.10 million for the three months ended March 31, 2012, compared to $7.50 million for the 2011 period. The decrease in net cash used in operating activities during the first quarter of 2012 was due mainly to the timely collection of our account receivables and other receivables, and also decreased notes receivable outstanding, restricted cash and less payment of advances to suppliers.

Net cash used in investing activities was $0.63 million during the three months ended March 31, 2012 compared to net cash used in investing activities of $0.20 million for the 2011 period. The cash used in investing activities in the first quarter of 2012 was for the purchase of property and equipment for $1,203, construction in progress for $25,050, prepayment for construction for $0.6 million. In the first quarter of 2011, we made payments of $0.20 million for the purchase of property and equipment.

Net cash used in financing activities was $0.29 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $0.29 million for the 2011 period. The cash outflow in the first quarter of 2012 consisted of net repayment from shareholder of $93,379 and payment for long term payable of $0.38 million. In the first quarter of 2011, we repaid $243,043 for a short-term loan and $101,555 payment to the shareholder and received cash of $56,700 from warrants exercised.

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

As of March 31, 2012, we had an accounts receivable of $6,445,558 (before bad debt allowance of $1,533,322), of which $247,573 was current, $839,601 had aging over 30 days, $2,739,865 had aging over 90 days and $2,978,519 had aging over 180 days.

Private Placements

On July 12, 2010, we completed a private placement pursuant to which we sold 3,333,322 units, consisting of one share of our common stock and a warrant to purchase 15% of one share of our common stock, at $3.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on July 12, 2013and entitle the holders to purchase 499,978 shares of our common stock at $3.00 per share. We may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of our common stock to the placement agents in the private placement.

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on December 13, 2015 and entitle the holders to purchase 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at 10% payable quarterly beginning on December 13, 2010, and has a maturity date of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5%, payable quarterly in advance.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value (“FV”) of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the FV is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or the LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs over five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment amount. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. The Company expects to pay the remaining amount in full within three  years from the last payment date.

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $555,059 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of March 31, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance. As of March 31, 2012, the Company was in default on interest payment in advance and had interest payable of $30,411.

On December 14, 2011, the Company entered into a 3% promissory note  for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing. As of March 31, 2012, the Company was in default on this loan.

At March 31, 2012, the Company had short-term loans outstanding of $13,386, 352.

Pending Litigation

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is currently in arbitration and mediation.

As of March 31, 2012, Creative Bellows was in dispute with respect to a business contract for the purchase of materials from Shenyang Kangsitan Plastic Steel Doors and Windows Co., Ltd (Kangsitan).  The court initially ruled in favor of Creative Bellows with respect to this dispute, awarding the return to Creative Bellows of its deposit of $95,000 (RMB 599,500) with interest and liquidated damages of $29,000 (RMB186,135). Kangsitan appealed from this judgment. On April 27, 2012, the court of appeal rendered a final judgment in favor of Creative Bellows, requiring Kangsitan to return to Creative Bellows its deposit of $95,000 (RMB 599,500), with interest at a rate equivalent to the rate of the People’s Bank of China, accruing from August 30, 2011, until the date of payment by Kangsitan. In addition, the court awarded Creative Bellows liquidated damages of $16,000 (RMB 100,000).

As of March 31, 2012, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of $32,000 (RMB 200,000) for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000(RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing. The dispute is currently awaiting the rehearing.

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company decided not to file an appeal to the Second Circuit Court of Appeals so it could focus on its appeal to the SEC of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

The Company has applied to the SEC for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company is setting forth the inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company is seeking the final delisting decision to be overturned.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The Company intends to continue to defend itself against the claims asserted.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.     Legal Proceedings

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is currently in arbitration and mediation.

As of March 31, 2012, Creative Bellows was in dispute with respect to a business contract for the purchase of materials from Shenyang Kangsitan Plastic Steel Doors and Windows Co., Ltd (Kangsitan).  The court initially ruled in favor of Creative Bellows with respect to this dispute, awarding the return to Creative Bellows of its deposit of $95,000 (RMB 599,500) with interest and liquidated damages of $29,000 (RMB186,135). Kangsitan appealed from this judgment. On April 27, 2012, the court of appeal rendered a final judgment in favor of Creative Bellows, requiring Kangsitan to return to Creative Bellows its deposit of $95,000 (RMB 599,500), with interest at a rate equivalent to the rate of the People’s Bank of China, accruing from August 30, 2011, until the date of payment by Kangsitan. In addition, the court awarded Creative Bellows liquidated damages of $16,000 (RMB 100,000).

As of March 31, 2012, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of $32,000 (RMB 200,000) for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000(RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing. The dispute is currently awaiting the rehearing.

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company decided not to file an appeal to the Second Circuit Court of Appeals so  it could focus on its appeal to the SEC of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

The Company has applied to the SEC for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company is setting forth the inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company is seeking the final delisting decision to be overturned.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The Company intends to continue to defend itself against the claims asserted.

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings, aside from those listed above, or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

CLEANTECH INNOVATIONS, INC.
(Registrant)
Date: June 25, 2012	By:	/s/ Bei Lu
Bei Lu Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language))

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