Form 10-Q
period 2012-06-30
CleanTech Innovations, Inc.
filed 2014-01-06
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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
YES  ☐     NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☐     NO  ☒

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,982,822 shares of common stock outstanding as of December 31, 2013.

EXPLANATORY NOTE

On August 15, 2012 CleanTech Innovations, Inc. suspended reporting under the Exchange Act of 1944, as amended, after evaluating the benefits to U.S. shareholders in light of the ongoing costs of such reporting.  The company had sought to become a NASDAQ listed company in order to facilitate access to capital, develop a substantial institutional and retail investor base and access a liquid, fair and orderly marketplace for its securities.  When the company’s common stock was delisted in 2011 pursuant to a decision by NASDAQ Listing Qualifications, the company appealed the decision to the Securities and Exchange Commission which was found in favor of the company on July, 11, 2013.  The company is filing this delinquent report on Form 10-Q and other delinquent Exchange Act reports with the Commission in an effort to comply with the listing standards of the NASDAQ Stock Market and relist its common stock thereon.

CleanTech Innovations, Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our goals and strategies;
•	our expansion plans;
•	our future business development, financial conditions and results of operations;
•	the expected growth of the market for structural towers for wind turbine products and specialty metal products;
•	our expectations regarding demand for our products;
•	our expectations regarding keeping and strengthening our relationships with key customers;
•	our ability to stay abreast of market trends and technological advances;
•	our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;
•	our ability to attract and retain quality employees;
•	our ability to pursue strategic acquisitions and alliances;
•	competition in our industry in China;
•	general economic and business conditions in the regions in which we sell our products;
•	relevant government policies and regulations relating to our industry; and
•	market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The markets for our products may not grow at the rates projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our common stock. In addition, the changing nature of our customers’ industries results in uncertainties in any projections or estimates relating to the growth prospects or future condition of our markets. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the market data from independent industry publications cited in this report was prepared on our or our affiliates’ behalf.

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or available upon written request to our corporate secretary at  C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China  . We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012 (Unaudited)	2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$55,864	$1,073,058
Restricted cash	713,735	1,296,733
Accounts receivable, net	3,316,897	7,541,058
Other receivables and deposits	319,419	395,666
Retentions receivable	3,857,535	3,190,429
Taxes receivable	9,091	-
Prepayments	-	206,164
Advances to suppliers	10,924,893	11,704,979
Inventories	6,821,678	6,331,772
Due from shareholder	50,036	161,882
Notes receivable	692,344	562,142

Total current assets	26,761,492	32,463,883

NONCURRENT ASSETS:
Restricted cash	235,616	-
Long term investment	94,863	95,224
Prepayments	320,029	324,665
Prepayment for construction	-	682,633
Deposit for land use right	-	425,461
Construction in progress	1,875,089	696,812
Property and equipment, net	10,844,964	11,072,768
Land use right and patents, net	4,097,978	3,749,731

Total non current assets	17,468,539	17,047,294

TOTAL ASSETS	$44,230,031	$49,511,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,749,455	$2,888,864
Accrued expenses	853,688	156,957
Advance from customers	213,365	187,052
Short term loans	13,274,921	3,382,857
Taxes payable	-	65,755
Advance from shareholder	144,162	283,179
Short term payable, net of unamortized interest	204	53,592

Total current liabilities	17,235,795	7,018,256

NONCURRENT LIABILITIES:
Long term loan	-	10,000,000
Long term payables, net of unamortized interest	355,490	615,814

Total Liabilities	17,591,285	17,634,070

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250

Additional paid in capital	20,649,092	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	2,882,314	3,028,331
Retained earnings	2,002,952	7,095,296

Total stockholders' equity	26,638,746	31,877,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,230,031	$49,511,177

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net sales	$1,756,331	$10,123,944	$1,170,475	$6,191,279
Cost of goods sold	1,323,911	7,767,963	931,453	4,908,846

Gross profit	432,420	2,355,981	239,022	1,282,433

Operating expenses
Selling	134,888	618,549	60,071	328,657
General and administrative	1,426,434	1,108,672	524,211	501,441
Bad debt expense	2,812,817	-	1,411,701	-

Total operating expenses	4,374,139	1,727,221	1,995,983	830,098

Income (loss) from operations	(3,941,719)	628,760	(1,756,961)	452,335

Non-operating income (expenses)
Interest income	4,431	14,373	1,329	4,268
Interest expense	(699,496)	(659,255)	(303,616)	(332,236)
Other income	23,581	5,863	19,728	1,391
Other expenses	(479,140)	(25,807)	(471,610)	(13,225)
Subsidy income	-	997,889	-	197,778

Total non-operating income (expenses), net	(1,150,624)	333,063	(754,169)	(142,024)

Income (loss) before income tax	(5,092,343)	961,823	(2,511,130)	310,311
Income tax expense	-	(258,890)	-	(105,505)

Net income (loss)	(5,092,343)	702,933	(2,511,130)	204,806
Foreign currency translation gain (loss)	(146,017)	920,840	(186,015)	523,743

Comprehensive Income (loss)	$(5,238,360)	$1,623,773	$(2,697,145)	$728,549

Basic weighted average shares outstanding	24,982,822	24,976,910	24,982,822	24,982,736

Diluted weighted average shares outstanding	24,982,822	25,286,693	24,982,822	24,982,736

Basic earnings (loss) per share	$(0.20)	$0.03	$(0.10)	$0.01

Diluted earnings (loss) per share	$(0.20)	$0.03	$(0.10)	$0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,092,343)	$702,933
Adjustments to reconcile net income (loss) to net cash provided by ( used in) operating activities:
Depreciation and amortization	345,461	295,611
Stock options expense	-	61,042
Amortization of interest expense of long term payable	70,055	28,476
Increase in allowance for accounts receivable	2,812,817	-
(Increase) decrease in assets:
Restricted cash	343,412	(1,140,441)
Accounts receivable	1,394,371	(1,037,233)
Retentions receivable	(681,096)	(737,085)
Notes receivable	(132,703)	(1,156,228)
Other receivables, deposits and prepayments	284,532	(71,892)
Advances to suppliers	737,712	(4,364,611)
Inventories	(515,358)	(1,834,856)
Increase (decrease) in liabilities:
Accounts payable	(128,803)	(356,798)
Accrued expenses	697,736	(368,174)
Advance from customers	27,097	(133,968)
Taxes payable	(74,804)	(805,877)

Net cash provided by (used in) operating activities	88,086	(10,919,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	(25,050)	(700,896)
Acquisition of property & equipment	(2,490)	(273,988)
Prepayment for construction	(572,344)	-

Net cash used in investing activities	(599,884)	(974,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long term payable	(382,091)	-
Due from shareholder	111,540	-
Advance from shareholder	(138,325)	(164,269)
Repayment of short term loans	(95,554)	(244,607)
Cash proceeds from warrant exercise	-	58,500

Net cash used in financing activities	(504,430)	(350,376)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(966)	173,948

NET DECREASE IN CASH & EQUIVALENTS	(1,017,194)	(12,070,413)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,073,058	13,308,568

CASH & EQUIVALENTS, END OF PERIOD	$55,864	$1,238,155

Supplemental Cash flow data:
Income tax paid	$69,310	$530,194
Interest paid	$179,584	$129,443

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The consolidated interim financial information as of June 30, 2012 and for the six month periods ended June 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a net loss of $5.09 million for the six months ended June 30, 2012. In addition, the Company had loans of $3.2 million and a $50,000 promissory note that are past due (See Note 14). The Company also had a $10 million promissory note due in March 2013, which was also past due as of this report date (See Note 14). Further the Company has been unable to raise funds from the U.S. markets to pay these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans and to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Cash and Equivalents

Cash and equivalents include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Restricted Cash

Restricted cash consists of a percentage of sales deposited by the Company into its bank accounts according to contract terms, which serves as a contract execution and product delivery guarantee. The restriction is released upon customer acceptance of the product.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $2,933,698 and $129,154 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, and December 31, 2011, the Company had retentions receivable for product quality assurance of $3,857,535 and $3,190,429, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

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

Buildings	40			Years
Machinery	5	-	15	Years
Vehicles	5			Years
Office equipment	5			Years
Testing equipment	10			Years

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of June 30, 2012, the Company accrued $10,860 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s changes in warranty reserve activity for the six months ended June 30, 2012 and the year ended December 31, 2011, is as follows:

	2012	2011
Balance at beginning of period	$11,094	$10,555
Foreign currency translation gain (loss)	(234)	539
Actual costs incurred	-	-
Ending Balance (current liabilities)	$10,860	$11,094

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the six and three months ended June 30, 2012 and 2011, the Company had no after-sales services income.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the six months ended June 30, 2012 and 2011, R&D was $282,510 and $114,660, respectively, and was included in general and administrative expenses. For the three months ended June 30, 2012 and 2011, R&D was $233,620 and $53,530, respectively.

Subsidy Income

Subsidy income included 1) grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S. The Company is permitted to use this particular subsidy only as payment for the construction provided by the same organization. Subsidy income is subject to PRC statutory income tax.  There are no other conditions or restrictions on the use of subsidy income. The Company did not receive any subsidy income during the six and three months ended June 30, 2012. The Company received subsidy income of $998,000 and $198,000 during the six and three months ended June 30, 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the six months ended June 30, 2012 and 2011, shipping and handling costs were $74,221 and $534,037, respectively. During the three months ended June 30, 2012 and 2011, shipping and handling costs were $36,252 and $307,009, respectively.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table presents a reconciliation of basic and diluted EPS and loss per share for the six months ended June 30, 2012 and 2011:

	2012	2011
Net income (loss)	$(5,092,343)	$702,933

Weighted average shares outstanding – basic	24,982,822	24,976,910
Effect of dilutive securities:
Unexercised warrants and options	-	309,783
Weighted average shares outstanding – diluted	24,982,822	25,286,693

Earnings (loss) per share – basic	$(0.20)	$0.03
Earnings (loss) per share – diluted	$(0.20)	$0.03

The following table presents a reconciliation of basic and diluted EPS and loss per share for the three months ended June 30, 2012 and 2011:

	2012	2011
Net income (loss)	$(2,511,130)	$204,806

Weighted average shares outstanding – basic	24,982,822	24,982,736
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding – diluted	24,982,822	24,982,736

Earnings (loss) per share – basic	$(0.10)	$0.01
Earnings (loss) per share – diluted	$(0.10)	$0.01

The warrants and options to purchase up to 2,821,310 shares of common stock were anti-dilutive during the six and three months ended June 30, 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables and advances to suppliers. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

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
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The RMB to USD exchange rates in effect as of June 30, 2012 and December 31, 2011, were $1 = RMB 6.3249 and $1 = RMB 6.3009, respectively. The average RMB to USD exchange rates in effect for the six months ended June 30, 2012 and 2011, were $1 = RMB 6.3074 and $1 = RMB 6.4588, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three months ended June 30, 2012 and 2011, included net income and foreign currency translation adjustments.

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

Management determined the Company’s product lines – wind towers, bellows expansion joints and pressure vessels – constitute a single reportable segment under ASC 280. The Company operates exclusively in one business: the design and manufacture of highly engineered metal components for heavy industry. The manufacturing processes for each of the Company’s products, principally the rolling and welding of raw steel materials, make uses of the same pool of production workers and engineering talent for design, fabrication, assembly and testing. The Company’s products are characterized and marketed by their ability to withstand temperature, pressure, structural load and other environmental factors. The Company’s products are used by major electrical utilities and large-scale industrial companies in China specializing in heavy industry, and the Company’s sales force sells its products directly to these companies, which utilize the Company’s components in their finished products. All of the Company’s long-lived assets for production are located in its facilities in Tieling, Liaoning Province, China, and operate within the same environmental, safety and quality regulations governing industrial component manufacturing companies. The Company established its subsidiary, Creative Wind Power, solely to market and sell the Company’s wind towers, which constitute the structural support cylinder for an industrial wind turbine installation. Management believes the economic characteristics of the Company’s product lines, specifically costs and gross margin, will be similar as production increases and labor continues to be shared across products.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of sales by products for the six months ended June 30, 2012 and 2011:
	2012	2011

Bellows expansion joints and related	$630,368	$629,950
Pressure vessels	1,010,887	1,620,183
Wind towers	165	6,097,469
Other - resale of raw materials	114,911	1,776,342
	$1,756,331	$10,123,944

Following is a summary of sales by products for the three months ended June 30, 2012 and 2011:

	2012	2011

Bellows expansion joints and related	$167,718	$512,791
Pressure vessels	935,003	1,279,845
Wind towers	165	2,622,301
Other - resale of raw materials	67,589	1,776,342
	$1,170,475	$6,191,279

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Deposits for contract bids	$239,271	$36,825
Advance to employees	60,596	337,191
Other	19,552	21,650
Total	$319,419	$395,666

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

5. INVENTORIES

Inventories consisted of the following at June 30, 2012 and December 31, 2011:
	2012	2011
Raw materials	$1,300,029	$1,545,200
Finished goods	2,482,760	1,996,883
Work in process	3,038,889	2,789,689
Total	$6,821,678	$6,331,772

6. DUE FROM SHAREHOLDER

As of June 30, 2012, the Company advanced $50,036 to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials, pay the expenses of biding the contracts on the Company’s behalf, as well as the advance for the CEO’s business trip.

In 2011, the Company advanced RMB 1,020,000 ($161,882) to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and the CEO returned the advance to the Company in the first quarter of 2012.

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of June 30, 2012, the Company had notes receivable of $414,426 that were endorsed to vendors as payments for the Company’s obligation, and $60,080 that were discounted for cash.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,000 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at June 30, 2012 and December 31, 2011.

9. PREPAYMENTS

Current portion of the prepayments included prepaid interest on the $10 million loan (see Note 14) and prepaid legal fees at December 31, 2011.  The Company didn’t prepay any interest on the $10 million loan during the six months ended June 30, 2012.

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At June 30, 2012 and December 31, 2011, the Company had construction in progress of $1,875,089 and $696,812, respectively, to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is estimated to be approximately $1.93 million. As of June 30, 2012, the Company needs to pay an additional $0.07 million to complete project.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:
	2012	2011
Buildings	$8,390,733	$8,422,693
Equipment and machinery	3,314,753	3,231,900
Vehicles	51,700	51,897
Office equipment	102,749	100,902
Total	11,859,935	11,807,392
Accumulated depreciation	(1,014,971)	(734,624)
Net value	$10,844,964	$11,072,768

Depreciation for the six months ended June 30, 2012 and 2011, was $283,920 and $256,077, respectively. Depreciation for the three months ended June 30, 2012 and 2011, was $143,114 and $130,304, respectively.

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

Intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Land use right	$4,418,419	$4,009,787
Patents	15,811	15,871
Total	4,434,230	4,025,658
Accumulated amortization	(336,252)	(275,927)
Net	$4,097,978	$3,749,731

Amortization of intangible assets for the six months ended June 30, 2012 and 2011 was $61,541 and $39,534, respectively. Amortization of intangible assets for the three months ended June 30, 2012 and 2011 was $22,624 and $19,894, respectively. At June 30, 2012, annual amortization for the next five years was expected to be as follows:

Year	Amount
2013	$91,000
2014	91,000
2015	91,000
2016	91,000
2017	91,000
Thereafter	3,642,978
Total	$4,097,978

As of June 30, 2012, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

13. ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and December 31, 2011 were as follows:
	2012	2011
Payroll-related	$30,351	$122,735
Warranty	10,860	11,094
Other	263,028	23,128
Accrued interest	148,641	-
		-
Accrued legal	400,808	-
Total	$853,688	$156,957

As of June 30, 2012, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 25).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of June 30, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of June 30, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $147,202. Subsequently, the Company was also in default in payment of $10 million loan due on March 1, 2013. Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of June 30, 2012, the Company had accrued interest of $1,438 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of June 30, 2012, the Company was in default on this loan.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

At June 30, 2012 and December 31, 2011, the short-term loans consisted of the following:
	2012	2011
Credit Union 1	$1,722,921	$1,825,136
Credit Union 2	948,632	952,245
Credit Union 3	553,368	555,476
Promissory Note	50,000	50,000
Loan of U.S. Parent	10,000,000	-
Total short term loan	$13,274,921	$3,382,857

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Value-added tax	$(20,156)	$(15,743)
Income tax	(49,087)	20,107
Other	60,152	61,391
Total	$(9,091)	$65,755

16. ADVANCE FROM SHAREHOLDER

On December 3, 2010, the Company’s Chief Executive Officer borrowed $558,101, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loan bore interest of 7.28% with a maturity date of December 3, 2012.

As of June 30, 2012, the Company repaid $413,939 to the shareholder and the current portion of this loan was $144,162. The loan is payable in monthly installments of $24,468, representing principal and interest. The final installment is due on December 3, 2012 and was paid in full at maturity.

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

The Company is to pay LSVPB for the cost of the project in five equal annual installments in October of each year beginning in October 2010. The Company is not required to pay interest, and ownership of the plant will transfer to the Company upon payment in full. The default penalty is 0.5% of the amount outstanding, compounded daily, in the event of a default. LSVPB has the right to foreclose on the plant if payments are in arrears for more than two years, in which case all prior payments made by the Company will be treated as liquidated damages by LSVPB.

The Company recorded the cost of construction at the present value of the five annual payments by imputing interest of 9% from when the Company started using the plant. Amortization of the cost commenced on the date of occupation and use. The Company started using the plant on August 30, 2010. The certificate of property ownership was received in the third quarter of 2011.

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment (current liability). In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000), which reduced the current liability.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

At June 30, 2012, the long-term payable consisted of the following:

Long-term payable	$449,003
Less: unamortized interest	(93,309)
Net	355,694
Current portion	204
Noncurrent portion	$355,490

Maturities as of June 30, 2012, for the next two years are as follows:

Year	Amount
2013	$204
2014	251,840
October 2014, maturity date	103,650
Total	$355,694

18. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 91% of sales for the six months ended June 30, 2012, and each customer accounted for 58% and 33% of total sales, respectively. Two customers accounted for 91% of sales for the three months ended June 30, 2012, and each customer accounted for 80% and 11% of total sales, respectively.  At June 30, 2012, total receivables from these customers were $1,382,108.

Three customers accounted for 68% of sales for the six months ended June 30, 2011, and each customer accounted for 37%, 17% and 14% of total sales, respectively. Three customers accounted for 60% of sales for the three months ended June 30, 2011, and each customer accounted for 27%, 18% and 15% of total sales, respectively. At June 30, 2011, total receivables from these customers was $5,044,318.

For the six months ended June 30, 2012, three vendors accounted for 44% of total purchases, and each vendor accounted for 19%, 13% and 12% of total purchases, respectively. For the three months ended June 30, 2012, one vendor accounted for 25% of total purchases. At June 30, 2012, the total payable to these vendors was $397,189.

One vendor accounted for 42% of purchases for the six months ended June 30, 2011. One vendor accounted for 14% of the purchases for the three months ended June 30, 2011.  At June 30, 2011, there was no payable to this vendor.

19. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $3,334,944 as of June 30, 2012, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2012 and 2011:

	2012	2011
U.S. statutory tax (benefit) rates	(34.0)%	34.0%
Tax rate difference	7.2%	(16.2)%
Other	-%	(0.5)%
Effective tax holiday	1.7%	(17.6)%
Valuation allowance	25.1%	27.2%
Effective income tax rate	-%	26.9%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2012 and 2011:

	2012	2011
U.S. statutory tax (benefit) rates	(34.0)%	34.0%
Tax rate difference	8.1%	(18.7)%
Other	-%	1.1%
Effective tax holiday	1.9%	(19.2)%
Valuation allowance	24.0%	36.8%
Effective income tax rate	-%	34.0%

There were no material temporary differences that resulted in deferred taxes as of June 30, 2012 and December 31, 2011.

20. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expired on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the six months ended June 30, 2012 and 2011, there were 0 and 19,500 warrants exercised into common stock for $0 and $58,500, respectively.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2013 (See Note 14).

Following is a summary of the warrant activity:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	2,801,310	$3.71	3.25
Exercisable at December 31, 201	2,801,310	3.71	3.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2012	2,801,310	3.71	2.75
Exercisable at June 30, 2012	2,801,310	$3.71	2.75

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

On December 16, 2010, the Company granted non-statutory stock options to its other independent U.S. director. The terms of the options are: 30,000 shares at an exercise price per share of $8.40, with a life of three years and vesting over two years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 102%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date FV of the options was $149,847. On February 21, 2011, the director resigned from his position with the Company. Accordingly, the unvested 20,000 shares were forfeited. Pursuant to the option agreement, the 10,000 options vested to this independent director expired unexercised as of May 22, 2011.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	20,000	$8.44	1.53
Exercisable at December 31, 2011	20,000	8.44	1.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2012	20,000	8.44	1.03
Exercisable at June 30, 2012	20,000	$8.44	1.03

There were no options exercised during the six and three months ended June 30, 2012 and 2011. The Company recorded $0 and $61,042 as compensation expense for stock options for the six months ended June 30, 2012 and 2011, respectively.  The Company recorded $0 and $25,323 as compensation expense for stock options for the three months ended June 30, 2012 and 2011, respectively.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the six and three months ended June 30, 2012 and 2011.

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
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

24. CONTINGENCIES AND COMMITMENTS

The Company is required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. The Company applied and was approved for decreasing capital contribution to RMB 122.60  million (US$19.35 million) in May 2013.

25. LITIGATION

As of June 30, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

In 2012, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of $32,000 (RMB 200,000) for damage to wind tower during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000 (RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing.  On December 13, 2012, the Court issued the judgment to request Tiandi compensate Creative Bellows for RMB 27,000 ($4,290), consisting of transportation fee of RMB 7,000 ($1,110) and product repair fee of RMB 20,000 ($3,180).  On March 29, 2013, in respond to Creative Bellows’ appeal, the Court affirmed the original judgment that was issued on December 13, 2012.

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

The Company applied to the SEC for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company claimed inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company sought to have the delisting decision to be overturned. On July 11, 2013, the Securities Exchange Commission (“SEC”) has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered that the Company’s stock be listed on the NASDAQ Stock Market.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fenserstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

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

Our organizational structure as of the date of this report is set forth in the following diagram:

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

We incurred a net loss of $5.09 million for the six months ended June 30, 2012. In addition, we had loans as of June 30, 2012 for $3.2 million and a $50,000 promissory note that are past due. We also had a $10 million promissory note due in March 2013, which was also in default at this report date. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend the maturity date of our past due loans and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

Revenue Recognition

Our revenue recognition policies comply with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. In case of sales contracts with FOB shipping terms, the customer is responsible for the cost of freight, and insurance and revenue is recognized when products are delivered to the carrier. In case of sales contracts with FOB destination terms, the Company is responsible for the cost of freight, and insurance and revenue is recognized when customer acceptance is received. The customer is responsible for installation and integration of our products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

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

We initiated sales of our wind towers in the second quarter of 2010, which have a lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels decreased since 2010 as we have broadened these product lines to include more components with lower margins. Higher raw material costs in 2011 decreased our gross margins on all products, but as our overall mix of products and product gross margins continues to broaden, we expect the gross margins of our product lines to converge and stabilize in the long run. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The six months ended June 30, 2012, compared to the six months ended June 30, 2011

The following table presents the consolidated results of operations for the six months ended June 30, 2012 and 2011.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	1,756,331	100%	10,123,944	100%
Cost of goods sold	1,323,911	75%	7,767,963	77%
Gross profit	432,420	25%	2,355,981	23%
Operating expenses	4,374,139	249%	1,727,221	17%
Income (loss) from operations	(3,941,719)	(224)%	628,760	6%
Total non-operating income (expense)	(1,150,624)	(66)%	333,063	3%
Income (loss) before income tax	(5,092,343)	(290)%	961,823	10%
Income tax expense	-	-	(258,890)	(3)%
Net income (loss)	(5,092,343)	(290)%	702,933	7%

NET SALES

Net sales for the six months ended June 30, 2012 decreased to $1.76 million from $10.12 million for the comparable period of 2011, a decrease of $8.37 million or 83%. Net sales for the six months ended June 30, 2012, consisted of $0.63 million in sales of bellows expansion joints, $1.01 million in sales of pressure vessels and $0.11 million in other sales. Net sales for the comparable period of 2011 consisted of $6.10 million in sales of wind towers $0.63 million in sales of bellows expansion joints, 1.62 million in sales of pressure vessels and $1.78 million in other sales. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011 and 2012 and the lack of new orders for our wind towers due to the PRC government’s decision to slow wind farm construction. In addition, the general slowing of the Chinese economy during these months, have affected many industries in China negatively.   Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the six months ended June 30, 2012 decreased to $1.32 million from $7.77 million for the comparable period of 2011. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 75% in the six months ended June 30, 2012 compared to 77% for the 2011 period, the decrease in COGS to total sales was mainly from decreased production of wind tower products which usually have higher production cost.

GROSS PROFIT

Gross profit for the six months ended June 30, 2012 decreased to $0.43 million from $2.36 million for the 2011 period. Profit margin increased to 25% for the six months ended June 30, 2012 from 23% for the 2011 period, as we just had $165 sales for wind towers related accessories during the six months ended June 30, 2012.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 increased to $4.37 million from $1.73 million for the 2011 period. The increase of operating expense is mainly due to the bad debt allowance of $2,812,817, and accrual of unpaid legal expense of $0.4 million in connection with our lawsuit against NASDAQ, but partially offset by the decreased travel expense, welfare and consulting service fee. Bad debt allowance was $0 for the six months ended June 30, 2011. Operating expenses as a percentage of net sales for the six months ended June 30, 2012 was 249% compared to 17% for the 2011 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the six months ended June 30, 2012 was $1,150,624 and consisted mainly of $699,496 in interest expense and $353,300 liquidated damage for not selling or delivering the products on time, compared to $333,063 of non-operating income for the six months ended June 30, 2011, which consisted mainly of $997,889 in subsidy income but offset by $659,255 in interest expense.

Subsidy income in 2011 included 1) grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S. The Company is permitted to use this particular subsidy only as payment for the construction provided by the same organization. Subsidy income is subject to PRC statutory income tax.  There are no other conditions or restrictions on the use of subsidy income.

NET INCOME (LOSS)

Net loss for the six months ended June 30, 2012 was $5,092,343 compared to net income of $702,933 for the 2011 period. Net loss as a percentage of net sales for the six months ended June 30, 2012 was 290% compared to 7% net income as a percentage of net sales for the 2011 period. The decrease in net income was attributable to increased operating expenses and significant decreased sales volume. Also, our non-operating income decreased due to increased interest expense and liquidated damage and $0 of subsidy income for the six months ended June 30, 2012 compared to the same period of 2011.

The three months ended June 30, 2012, compared to the three months ended June 30, 2011

The following table presents the consolidated results of operations for the three months ended June 30, 2012 and 2011.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	1,170,475	100%	6,191,279	100%
Cost of goods sold	931,453	80%	4,908,846	79%
Gross profit	239,022	20%	1,282,433	21%
Operating expenses	1,995,983	171%	830,098	14%
Income (loss) from operations	(1,756,961)	(151)%	452,335	7%
Total non-operating expense	(754,169)	(64)%	(142,024)	(2)%
Income (loss) before income tax	(2,511,130)	(215)%	310,311	5%
Income tax expense	-	-	(105,505)	(2)%
Net income (loss)	(2,511,130)	(215)%	204,806	3%

NET SALES

Net sales for the three months ended June 30, 2012 decreased to $1.17 million from $6.19 million for the comparable period of 2011, a decrease of $5.02 million or 81%. Net sales for the three months ended June 30, 2012, consisted of $0.17 million in sales of bellows expansion joints, $0.93 million in sales of pressure vessels and $0.06 million in other sales. Net sales for the comparable period of 2011 consisted of $2.62 million in sales of wind towers $0.51 million in sales of bellows expansion joints, $1.28 million in sales of pressure vessels and $1.78 million in other sales. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011 and 2012 and the lack of new orders for our wind towers due to the PRC government’s decision to slow wind farm construction, as well as the general slowing of the Chinese economy which have affected many industries in China negatively.  We currently believe the delays and our decrease in wind tower sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts, which were scheduled for completion from 2011. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market.  We believe NASDAQ’s delisting decision caused irreparable harm to our operations, our reputation and our shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended June 30, 2012 decreased to $0.93 million from $4.91 million for the comparable period of 2011. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 80% in the three months ended June 30, 2012 compared to 79% for the 2011 period.

GROSS PROFIT

Gross profit for the three months ended June 30, 2012 decreased to $0.24 million from $1.28 million for the 2011 period. Profit margin decreased to 20% for the three months ended June 30, 2012 from 21% for the 2011 period, as we just had $165 sales for wind towers related accessories during the three months ended June 30, 2012.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2012 increased to $2.00 million from $0.83 million for the 2011 period. The increase of operating expense is mainly due to the bad debt allowance of $1,411,701. Bad debt allowance was $0 for the three months ended June 30, 2011. Operating expenses as a percentage of net sales for the three months ended June 30, 2012 was 171% compared to 14% for the 2011 period.

TOTAL NON-OPERATING EXPENSE

Total non-operating expense for the three months ended June 30, 2012 was $754,169 and consisted mainly of $303,616 in interest expense and $353,300 liquidated damage for not selling or delivering the products on time, compared to $142,024 of non-operating expense for the three months ended June 30, 2011, which consisted mainly of $197,778 in subsidy income offset by $332,236 in interest expense.

NET INCOME (LOSS)

Net loss for the three months ended June 30, 2012 was $2,511,130 compared to net income of $204,806 for the 2011 period. Net loss as a percentage of net sales for the three months ended June 30, 2012 was 215% compared to 3% net income as a percentage of net sales for the 2011 period. The decrease in net income was attributable to increased operating expenses and significant decreased sales volume as well as increased liquidated damage to customers.

LIQUIDITY AND CAPITAL RESOURCES

The six months ended June 30, 2012, compared to the six months ended June 30, 2011

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of June 30, 2012, we had cash and equivalents of $55,864, other current assets of $26,705,628 and current liabilities of $17,235,795. Working capital was $9,525,697 at June 30, 2012. The ratio of current assets to current liabilities was 1.55-to-1 as of June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash used in:
Operating activities	$88,086	$(10,919,101)
Investing activities	(599,884)	(974,884)
Financing activities	(504,430)	(350,376)

Net cash provided by operating activities was $88,086 million for the six months ended June 30, 2012, compared to net cash used of $10.92 million for the 2011 period. The decrease in net cash used in operating activities during the six months ended June 30, 2012 was due mainly to the timely collection of our account receivables and other receivables, and also decreased notes receivable outstanding, decreased restricted cash and less payment of advances to suppliers.

Net cash used in investing activities was $0.60 million during the six months ended June 30, 2012 compared to net cash used in investing activities of $0.97 million for the 2011 period. The cash used in investing activities in the six months ended June 30, 2012 was for the purchase of property and equipment for $2,490, construction in progress for $25,050, prepayment for construction for $0.57 million. In the six months ended June 30, 2011, we made payments of $0.27 million for the purchase of property and equipment and $0.7 million for construction in progress.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2012 compared to net cash used in financing activities of $0.35 million for the 2011 period. The cash outflow in the six months ended June 30, 2012 consisted of net repayment to shareholder of $26,785, payment for long-term payable of $0.38 million, and $95,554 repayment for a short-term loan. In the same period of 2011, we repaid $244,607 for a short-term loan and $164,269 repayment to the shareholder, and received cash of $58,500 from warrants exercised.

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

As of June 30, 2012, we had accounts receivable of $6,250,595 (before bad debt allowance of $2,933,698), of which $817,230 was current, $690,677 had aging over 30 days, $0 had aging over 90 days, $3,340,222 had aging over 180 days and $1,402,466 had aging over 360 days.

Private Placements

On July 12, 2010, we completed a private placement pursuant to which we sold 3,333,322 units, consisting of one share of our common stock and a warrant to purchase 15% of one share of our common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expired on July 12, 2013 and entitled the holders to purchase 499,978 shares of our common stock at $3.00 per share. We may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of our common stock to the placement agents in the private placement.

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on December 13, 2015 and entitle the holders to purchase 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at 10% payable quarterly beginning on December 13, 2010, and had a maturity date of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5%, payable quarterly in advance.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or the LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs in five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment; in the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000), The Company expects to pay the remaining amount in full in October 2014.

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $555,059 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of June 30, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance. As of June 30, 2012, the Company was in default on interest payment in advance and had interest payable of $147,202. As of this report date, the Company was in default on both the principal and interest of this loan.  Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum.   After August 13, 2013, the interest rate on the $10 million loan will be 8.5%. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At June 30, 2012, the Company had short-term loans outstanding of $13,274,921.

Pending Litigation

As of June 30, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

In 2012, Creative Bellows was in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows claimed damages of $32,000 (RMB 200,000) for damage to wind tower during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000 (RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing.  On December 13, 2012, the Court issued the judgment to request Tiandi compensate Creative Bellows for RMB 27,000 ($4,290), consisting of transportation fee of RMB 7,000 ($1,110) and product repair fee of RMB 20,000 ($3,180).  On March 29, 2013, in respond to Creative Bellows’ appeal, the Court affirmed the original judgment that was issued on December 13, 2012.

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

The Company applied to the SEC for a review of the final delisting decision made by NASDAQ Listing Qualifications. Among other reasons for review, the Company claimed inherent procedural unfairness attendant to the decision to overturn a remand to NASDAQ’s Hearings Panel for further fact finding on the matter based on alleged “ex-parte communication.”  The Company sought to have the delisting decision to be overturned. On July 11, 2013, the Securities Exchange Commission (“SEC”) has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered that the Company’s stock be listed on the NASDAQ Stock Market.

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fenserstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II.OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work.  The case is scheduled for litigation.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The Company intends to continue to defend itself against the claims asserted.  On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

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

Item 1A.  Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of June 30, 2012, all three loans were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of June 30, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $147,202.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of June 30, 2012, the Company had accrued interest of $1,438 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of June 30, 2012, the Company was in default on this loan.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)

Date: January 6, 2014	By:	/s/ Bei Lv
Bei Lv Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 ‡	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

# Management contract or compensatory plan, contract or arrangement
† Filed herewith
‡ Furnished herewith