Form 10-Q
period 2012-09-30
CleanTech Innovations, Inc.
filed 2014-01-06
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	2012 (Unaudited)	2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$378,829	$1,073,058
Restricted cash	508,674	1,296,733
Accounts receivable, net	1,749,695	7,541,058
Other receivables and deposits	809,783	395,666
Retentions receivable	3,679,007	3,190,429
Taxes receivable	232,648	-
Prepayments	-	206,164
Advances to suppliers	10,343,896	11,704,979
Inventories	8,653,533	6,331,772
Due from shareholder	55,647	161,882
Notes receivable	1,277,087	562,142

Total current assets	27,688,799	32,463,883

NONCURRENT ASSETS:
Restricted cash	235,018	-
Long term investment	94,622	95,224
Prepayments	317,518	324,665
Prepayment for construction	-	682,633
Deposit for land use right	-	425,461
Construction in progress	1,875,887	696,812
Property and equipment, net	10,675,680	11,072,768
Land use right and patents, net	4,065,069	3,749,731

Total non current assets	17,263,794	17,047,294

TOTAL ASSETS	$44,952,593	$49,511,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,926,752	$2,888,864
Accrued expenses	924,871	156,957
Advance from customers	1,361,099	187,052
Short term loans	13,267,158	3,382,857
Taxes payable	-	65,755
Advance from shareholder	72,662	283,179
Short term payable, net of unamortized interest	305	53,592

Total current liabilities	18,552,847	7,018,256

NONCURRENT LIABILITIES:
Long term loan	-	10,000,000
Long term payables, net of unamortized interest	354,486	615,814

Total Liabilities	18,907,333	17,634,070

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250

Additional paid in capital	20,649,092	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	2,782,975	3,028,331
Retained earnings	1,508,805	7,095,296

Total stockholders' equity	26,045,260	31,877,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,952,593	$49,511,177

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net sales	$2,311,981	$15,949,664	$555,650	$5,825,720
Cost of goods sold	1,681,190	11,979,772	357,279	4,211,809

Gross profit	630,791	3,969,892	198,371	1,613,911

Operating expenses
Selling	202,646	1,011,944	67,758	393,395
General and administrative	1,745,036	1,631,995	318,602	523,323
Bad debt expense	2,808,542	126,988	(4,275)	126,988

Total operating expenses	4,756,224	2,770,927	382,085	1,043,706

Income (loss) from operations	(4,125,433)	1,198,965	(183,714)	570,205

Non-operating income (expenses)
Interest income	5,432	16,752	1,001	2,379
Interest expense	(1,020,403)	(991,165)	(320,907)	(331,910)
Other income	47,913	7,150	24,332	1,287
Other expenses	(494,000)	(105,214)	(14,860)	(79,407)
Subsidy income	-	1,049,648	-	51,759

Total non-operating expenses, net	(1,461,058)	(22,829)	(310,434)	(355,892)

Income (loss) before income tax	(5,586,491)	1,176,136	(494,148)	214,313
Income tax expense	-	(418,530)	-	(159,640)

Net income (loss)	(5,586,491)	757,606	(494,148)	54,673
Foreign currency translation gain (loss)	(245,356)	1,671,051	(99,339)	750,211

Comprehensive Income (loss)	$(5,831,847)	$2,428,657	$(593,487)	$804,884

Basic weighted average shares outstanding	24,982,822	24,978,902	24,982,822	24,982,822

Diluted weighted average shares outstanding	24,982,822	25,067,819	24,982,822	24,982,822

Basic earnings (loss) per share	(0.22)	0.03	(0.02)	0.00

Diluted earnings (loss) per share	(0.22)	0.03	(0.02)	0.00

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,586,491)	$757,606
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	510,476	451,949
Stock options expense	-	71,795
Amortization of interest expense of long term payable	69,949	43,001
Increase in allowance for doubtful accounts	2,808,542	126,988
(Increase) decrease in assets:
Restricted cash	546,912	(1,310,063)
Accounts receivable	2,956,954	2,097,164
Retentions receivable	(510,688)	(276,239)
Notes receivable	(721,230)	(518,322)
Other receivables, deposits and prepayments	(206,924)	413,617
Advances to suppliers	1,291,951	(9,367,575)
Inventories	(2,370,777)	(3,032,983)
Increase (decrease) in liabilities:
Accounts payable	56,371	1,775,063
Accrued expenses	769,224	(305,588)
Advance from customers	1,179,694	(126,426)
Taxes payable	(299,119)	(635,862)

Net cash provided by (used in) operating activities	494,844	(9,835,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	(25,012)	(504,893)
Acquisition of property & equipment	(3,149)	(290,511)
Prepayment for construction	(577,054)	(577,520)
Deposit for land use right	-	(412,588)

Net cash used in investing activities	(605,215)	(1,785,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term payable	(381,510)	-
Due from shareholder	105,611	-
Advance from shareholder	(209,519)	(229,167)
Repayment of short term loans	(94,982)	(246,249)
Cash proceeds from warrant exercise	-	58,500

Net cash used in financing activities	(580,400)	(416,916)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(3,458)	277,949

NET DECREASE IN CASH & EQUIVALENTS	(694,229)	(11,760,354)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	1,073,058	13,308,568

CASH & EQUIVALENTS, END OF PERIOD	$378,829	$1,548,214

Supplemental Cash flow data:
Income tax paid	$69,205	$659,279
Interest paid	$273,077	$196,822

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The consolidated interim financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 were prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine and three month periods ended  September 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity U.S. GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“USD”). The accompanying consolidated financial statements present the historical financial condition, results of operations and cash flows of the operating companies.

Going Concern

The Company incurred a net loss of $5.59 million for the nine months ended September 30, 2012. In addition, the Company had loans of $3.22 million and a $50,000 promissory note that are past due (See Note 14). The Company also had a $10 million promissory note due in March 2013, which is also past due as of this report date (See Note 14). Further the Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. However, on July 11, 2013, the SEC reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered that the Company’s stock be listed on the NASDAQ Stock Market. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans and to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $2,926,250 and $129,154 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, and December 31, 2011, the Company had retentions receivable for product quality assurance of $3,679,007, and $3,190,429, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of September 30, 2012, the Company accrued $10,833 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity for the nine months ended September 30, 2012 and the year ended December 31, 2011, is as follows:

	2012	2011
Balance at beginning of period	$11,094	$10,555
Foreign currency translation gain (loss)	(261)	539
Actual costs incurred	-	-
Ending balance (current liabilities)	$10,833	$11,094

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the nine and three months ended September 30, 2012 and 2011, the Company had no after-sales services income.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the nine months ended September 30, 2012 and 2011, R&D was $339,871 and $160,087, respectively, and was included in general and administrative expenses. For the three months ended September 30, 2012 and 2011, R&D was $57,353 and $45,427, respectively.

Subsidy Income

Subsidy income included 1) grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) a Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S. The Company is permitted to use this particular subsidy only as payment for the construction provided by the same organization. Subsidy income is subject to PRC statutory income tax.  There are no other conditions or restrictions on the use of subsidy income. The Company did not receive any subsidy income during the nine and three months ended September 30, 2012. The Company received subsidy income of $1,049,648 and $51,759 during the nine and three months ended September 30, 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2012 and 2011, shipping and handling costs were $94,851 and $905,245, respectively. During the three months ended September 30, 2012 and 2011, shipping and handling costs were $20,630 and $371,208, respectively.

Basic and Diluted Earnings per Share (“EPS”)

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table presents a reconciliation of basic and diluted EPS and loss per share for the nine months ended September 30, 2012 and 2011:

	2012	2011
Net income (loss)	$(5,586,491)	$757,606

Weighted average shares outstanding – basic	24,982,822	24,978,902
Effect of dilutive securities:
Unexercised warrants and options	-	88,917
Weighted average shares outstanding – diluted	24,982,822	25,067,819

Earnings (loss) per share – basic	$(0.22)	$0.03
Earnings (loss) per share – diluted	$(0.22)	$0.03

The following table presents a reconciliation of basic and diluted EPS and loss per share for the three months ended September 30, 2012 and 2011:

	2012	2011
Net income (loss)	$(494,148)	$54,673

Weighted average shares outstanding – basic	24,982,822	24,982,822
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding – diluted	24,982,822	24,982,822

Earnings (loss) per share – basic	$(0.02)	$0.00
Earnings (loss) per share – diluted	$(0.02)	$0.00

The warrants and options to purchase up to 2,821,310 shares of common stock were anti-dilutive during the nine and three months ended September 30, 2012.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

The RMB to USD exchange rates in effect as of September 30, 2012 and December 31, 2011, were $1 = RMB 6.3410 and $1 = RMB 6.3009, respectively. The  average RMB to USD exchange rates in effect for the nine months ended  September 30, 2012 and 2011, were $1 = RMB 6.3170 and $1 = RMB 6.4975, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2012 and 2011, included net income and foreign currency translation adjustments.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of sales by products for the nine months ended September 30, 2012 and 2011:

	2012	2011

Bellows expansion joints and related	$687,008	$958,810
Pressure vessels	1,485,613	1,940,707
Wind towers	165	11,225,290
Other - resale of raw materials	139,196	1,824,857
	$2,311,981	$15,949,664

Following is a summary of sales by products for the three months ended September 30, 2012 and 2011:

	2012	2011

Bellows expansion joints and related	$56,640	$328,860
Pressure vessels	474,726	320,524
Wind towers	-	5,127,821
Other - resale of raw materials	24,284	48,515
	$555,650	$5,825,720

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Deposits for contract bids	$117,598	$36,825
Advance to employees	74,511	337,191
Other	617,674	21,650
Total	$809,783	$395,666

As of September 30, 2012, other receivables includes others of $617,674 mainly consisted of the receivables from a supplier whom the Company previously prepaid for raw material purchases but the purchase orders were later cancelled by the Company. The Company collected from a supplier in the last quarter of 2012.

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

5. INVENTORIES

Inventories consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Raw materials	$1,766,268	$1,545,200
Finished goods	2,595,032	1,996,883
Work in process	4,292,233	2,789,689
Total	$8,653,533	$6,331,772

6. DUE FROM SHAREHOLDER

As of September 30, 2012, the Company advanced $55,647 to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials, pay the expenses of biding the contracts on the Company’s behalf, as well as the advance for the CEO’s business trip.

In 2011, the Company advanced RMB 1,020,000 ($161,882) to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and the CEO returned the advance to the Company in the first quarter of 2012.

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of September 30, 2012, the Company had notes receivable of $584,293 endorsed to vendors as payments for the Company’s obligation and $616,937 discounted for cash.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment in a credit union and purchased 600,000 credit union shares for $95,000 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at September 30, 2012 or December 31, 2011.

9. PREPAYMENTS

Current portion of the prepayments included prepaid interest on the $10 million loan (see Note 14) and prepaid legal fees at December 31, 2011.  The Company didn’t prepay any interest on the $10 million loan during the nine months ended September 30, 2012 (See Note 14).

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At September 30, 2012 and December 31, 2011, the Company had construction in progress of $1,875,887 and $696,812, respectively, to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is estimated to be approximately $1.92 million. As of September 30, 2012, the Company needs to pay an additional $0.05 million to complete the project.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Buildings	$8,369,429	$8,422,693
Equipment and machinery	3,306,687	3,231,900
Vehicle	51,569	51,897
Office equipment	102,798	100,902
Total	11,830,483	11,807,392
Accumulated depreciation	(1,154,803)	(734,624)
Net value	$10,675,680	$11,072,768

Depreciation for the nine months ended September 30, 2012 and 2011, was $426,438 and $392,251, respectively. Depreciation for the three months ended September 30, 2012 and 2011, was $142,518 and $136,174, respectively.

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

Intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Land use right	$4,407,201	$4,009,787
Patents	15,770	15,871
Total	4,422,971	4,025,658
Accumulated amortization	(357,902)	(275,927)
Net	$4,065,069	$3,749,731

Amortization of intangible assets for the nine months ended September 30, 2012 and 2011 was $84,038 and $59,698, respectively. Amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $22,497 and $20,164, respectively. At September 30, 2012, annual amortization for the next five years was expected to be as follows:

Year	Amount
2013	$91,000
2014	91,000
2015	91,000
2016	91,000
2017	91,000
Thereafter	3,610,069
Total	$4,065,069

As of September 30, 2012, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

13. ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Payroll-related	$31,238	$122,735
Warranty (Note 2)	10,833	11,094
Other	118,308	23,128
Accrued interest	284,492	-
Accrued outsourcing labor cost	79,192	-
Accrued legal expense	400,808	-
Total	$924,871	$156,957

As of September 30, 2012, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 25).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of September 30, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013 and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of September 30, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $282,297.  Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Noteholder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of September 30, 2012, the Company had accrued interest of $2,194 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of September 30, 2012, the Company was in default on this loan.

At September 30, 2012 and December 31, 2011, the short-term loans consisted of the following:

	2012	2011
Credit Union 1	$1,718,972	$1,825,136
Credit Union 2	946,223	952,245
Credit Union 3	551,963	555,476
Promissory Note	50,000	50,000
Loan of U.S. Parent	10,000,000	-
Total short term loans	$13,267,158	$3,382,857

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Value-added tax	$(244,263)	$(15,743)
Income tax	(48,963)	20,107
Other	60,578	61,391
Total	$(232,648)	$65,755

16. ADVANCE FROM SHAREHOLDER

On December 3, 2010, the Company’s Chief Executive Officer borrowed $558,101, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loan bore interest of 7.28% with a maturity date of December 3, 2012.

As of September 30, 2012, the Company repaid $485,439 to the shareholder and the current portion of this loan was $72,662. The loan is payable in monthly installments of $24,468, representing principal and interest. The final installment is due on December 3, 2012 and was paid in full at maturity.

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

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The repayments were to reduce the current portion of this payable.

At September 30, 2012, the long-term payable consisted of the following:

Long-term payable	$447,863
Less: unamortized interest	(93,072)
Net	354,791
Current portion	305
Noncurrent portion	$354,486

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Maturities as of September 30, 2012, for the next two years are as follows:

Year	Amount
2013	$305
2014	339,716
October 2014, maturity date	14,770
Total	$354,791

18. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 91% of sales for the nine months ended September 30, 2012, and each customer accounted for 64% and 27% of total sales, respectively. One customer accounted for 85% of sales for the three months ended September 30, 2012. At September 30, 2012, total receivables from these customers were $298,426.

Four customers accounted for 77% of sales for the nine months ended September 30, 2011, and each customer accounted for 23%, 22%, 21% and 11% of total sales, respectively. Two customers accounted for 88% of sales for the three months ended September 30, 2011, and each customer accounted for 60%, 28% of total sales, respectively. At September 30, 2011, total receivables from these customers were $856,040.

For the nine months ended September 30, 2012, one vendor accounted for 11% of total purchases. For the three months ended September 30, 2012, two vendors accounted for 20% and 15% of total purchases, respectively. At September 30, 2012, the total payable to these vendors was $207,012.

Two vendors accounted for 12% and 31% of purchases for the nine months ended September 30, 2011, respectively. Two vendors accounted for 12% and 47% of the purchases for the three months ended September 30, 2011, respectively. At September 30, 2011, there was $1,926,631 payable to these vendors.

19. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $3,549,947 as of September 30, 2012, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the nine months ended September 30, 2012 and 2011:

	2012	2011
U.S. statutory tax (benefit) rates	(34)%	34%
Tax rate difference	7.0%	(19)%
Other	-%	4%
Effective tax holiday	2.1%	(20)%
Valuation allowance	24.9%	37%
Effective income tax rate	-%	36%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended September 30, 2012 and 2011:

	2012	2011
U.S. statutory tax (benefit) rates	(34)%	34%
Tax rate difference	6.3%	(30)%
Other	-%	22%
Effective tax holiday	6.9%	(30)%
Valuation allowance	20.8%	78%
Effective income tax rate	-%	74%

There were no material temporary differences that resulted in deferred taxes as of September 30, 2012 and December 31, 2011.

20. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the nine months ended September 30, 2012 and 2011, there were 0 and 19,500 warrants exercised into common stock for $0 and $58,500, respectively. During the three months ended September 30, 2012 and 2011, there were no warrants exercised into common stock.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2013 (See Note 14).

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	2,801,310	$3.71	3.25
Exercisable at December 31, 2011	2,801,310	3.71	3.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2012	2,801,310	3.71	2.50
Exercisable at September 30, 2012	2,801,310	$3.71	2.50

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

On December 16, 2010, the Company granted non-statutory stock options to its other independent U.S. director. The terms of the options were: 30,000 shares at an exercise price per share of $8.40, with a life of three years and vesting over 2 years with 10,000 shares vested on the grant date and the remainder to vest in increments of 10,000 shares on each subsequent anniversary of the grant date, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 102%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. The grant date FV of the options was $149,847. On February 21, 2011, the director resigned from his position with the Company. Accordingly, the unvested 20,000 shares were forfeited. Pursuant to the option agreement, the 10,000 options vested to this independent director expired unexercised as of May 22, 2011.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	20,000	$8.44	1.53
Exercisable at December 31, 2011	20,000	8.44	1.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2012	20,000	8.44	0.78
Exercisable at September 30, 2012	20,000	$8.44	0.78

There were no options exercised during the nine months ended September 30, 2012 and 2011. The Company recorded $0 and $71,795 as compensation expense for stock options for the nine months ended September 30, 2012 and 2011, respectively.  The Company recorded $0 and $10,753 as compensation expense for stock options for the three months ended September 30, 2012 and 2011, respectively.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the nine and three months ended September 30, 2012 and 2011.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The court ruled in favor of Fensterstock & Partners. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

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

Going Concern

We incurred a net loss of $5.59 million for the nine months ended September 30, 2012. In addition, we had loans as of September 30, 2012 for $3.2 million and a $50,000 promissory note that are past due. We also had a $10 million promissory note due in March 2013, which was also in default at this report date. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We plan to negotiate with our lenders to extend the maturity date of our past due loans and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

Revenue Recognition

Our revenue recognition policies comply with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. In case of sales contracts with FOB shipping terms, the customer is responsible for the cost of freight and insurance and revenue is recognized when products are delivered to the carrier. In case of sales contracts with FOB destination terms, the Company is responsible for the cost of freight and insurance and revenue is recognized when customer acceptance is received. The customer is responsible for installation and integration of our products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

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

We initiated sales of our wind towers in the second quarter of 2010, which have a lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels decreased since 2010 as we broadened these product lines to include more components with lower margins. Higher raw material costs in 2011 decreased our gross margins on all products, but as our overall mix of products and product gross margins continues to broaden, we expect the gross margins of our product lines to converge and stabilize toward a blended gross margin of approximately 27% to 33%. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The nine months ended September 30, 2012, compared to the nine months ended September 30, 2011

The following table presents the consolidated results of operations for the nine months ended September 30, 2012 and 2011.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	2,311,981	100%	15,949,664	100%
Cost of goods sold	1,681,190	73%	11,979,772	75%
Gross profit	630,791	27%	3,969,892	25%
Operating expenses	4,756,224	206%	2,770,927	17%
Income (loss) from operations	(4,125,433)	(179)%	1,198,965	8%
Total non-operating expense	(1,461,058)	(63)%	(22,829)	(0.1)%
Income (loss) before income tax	(5,586,491)	(242)%	1,176,136	7%
Income tax expense	-	-	(418,530)	(3)%
Net income (loss)	(5,586,491)	(242)%	757,606	4%

NET SALES

Net sales for the nine months ended September 30, 2012 decreased to $2.31 million from $15.95 million for the comparable period of 2011, a decrease of $13.64 million or 86%. Net sales for the nine months ended September 30, 2012, consisted of $0.69 million in sales of bellows expansion joints, $1.49 million in sales of pressure vessels and $0.14 million in other sales. Net sales for the comparable period of 2011 consisted of $11.22 million in sales of wind towers $0.96 million in sales of bellows expansion joints, $1.94 million in sales of pressure vessels and $1.82 million in other sales. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011 and 2012 and the lack of new orders for our wind towers due to the PRC government’s decision to slow wind farm construction, as well as and the general slowing of the Chinese economy which have affected many industries in China negatively.  We currently believe the delays and our decrease in wind tower sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts, which were scheduled for completion from 2011. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market.  We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the nine months ended September 30, 2012 decreased to $1.68 million from $11.98 million for the comparable period of 2011. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation experienced in China. COGS as a percentage of net sales was 73% in the nine months ended September 30, 2012 compared to 75% for the 2011 period, the decrease in COGS to total sales was mainly from decreased production of wind tower products which usually have higher production cost.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2012 decreased to $0.63 million from $3.97 million for the 2011 period. Profit margin increased to 27% for the nine months ended September 30, 2012 from 25% for the 2011 period, as we just had $165 sales for wind towers related accessories during the nine months ended September 30, 2012.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 increased to $4.76 million from $2.77 million for the 2011 period. The increase of operating expense is mainly due to the bad debt allowance of $2,808,542, and accrual of unpaid legal expense of $0.4 million in connection with our lawsuit against NASDAQ. Bad debt allowance was $126,988 for the nine months ended September 30, 2011. Operating expenses as a percentage of net sales for the nine months ended September 30, 2012 was 206% compared to 17% for the 2011 period.

TOTAL NON-OPERATING EXPENSE

Total non-operating expense for the nine months ended September 30, 2012 was $1,461,058 and consisted mainly of $1,020,403 in interest expense and $353,300 liquidated damage for not selling or delivering the products on time, compared to $22,829 of non-operating expense for the nine months ended September 30, 2011, which consisted mainly of $1,049,648 in subsidy income offset by $991,165 in interest expense.

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

NET INCOME (LOSS)

Net loss for the nine months ended September 30, 2012 was $5,586,491 compared to net income of $757,606 for the 2011 period. Net loss as a percentage of net sales for the nine months ended September 30, 2012 was 242% compared to 4% net income as a percentage of net sales for the 2011 period. The decrease in net income was attributable to increased operating expenses and significant decreased sales volume, as well as increased interest expense and liquidated damage, and $0 of subsidy income for the nine months ended September 30, 2012 compared to with the same period of 2011.

The three months ended September 30, 2012, compared to the three months ended September 30, 2011

The following table presents the consolidated results of operations for the three months ended September 30, 2012 and 2011.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	555,650	100%	5,825,720	100%
Cost of goods sold	357,279	64%	4,211,809	72%
Gross profit	198,371	36%	1,613,911	28%
Operating expenses	382,085	69%	1,043,706	18%
Income (loss) from operations	(183,714)	(33)%	570,205	10%
Total non-operating expense	(310,434)	(56)%	(355,892)	(6)%
Income (loss) before income tax	(494,148)	(89)%	214,313	4%
Income tax expense	-	-	(159,640)	(3)%
Net income (loss)	(494,148)	(89)%	54,673	1%

NET SALES

Net sales for the three months ended September 30, 2012 decreased to $0.56 million from $5.83 million for the comparable period of 2011, a decrease of $5.27 million or 90%. Net sales for the three months ended September 30, 2012, consisted of $0.06 million in sales of bellows expansion joints, $0.48 million in sales of pressure vessels and $0.03 million in other sales. Net sales for the comparable period of 2011 consisted of $5.13 million in sales of wind towers, $0.33 million in sales of bellows expansion joints, $0.32 million in sales of pressure vessels and $0.05 million in other sales. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011 and 2012 and the lack of new orders for our wind towers due to the PRC government’s decision to slow wind farm construction.  Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended September 30, 2012 decreased to $0.36 million from $4.21 million for the comparable period of 2011. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 64% in the three months ended September 30, 2012 compared to 72% for the 2011 period, the decrease in COGS to total sales was mainly from decreased production of wind tower products which usually have higher production cost.

GROSS PROFIT

Gross profit for the three months ended September 30, 2012 decreased to $0.20 million from $1.61 million for the 2011 period. Profit margin increased to 36% for the three months ended September 30, 2012 from 28% for the 2011 period, as we only had $165 sales for wind towers related accessories during the three months ended September 30, 2012.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2012 decreased to $0.38 million from $1.04 million for the 2011 period. The decrease of operating expense is mainly due to the decreased selling expense and travel expense, welfare and consulting service fee as a result of decreased sales and production. Bad debt allowance was $126,988 for the three months ended September 30, 2011. Operating expenses as a percentage of net sales for the three months ended September 30, 2012 was 69% compared to 18% for the 2011 period.

TOTAL NON-OPERATING EXPENSE

Total non-operating expense for the three months ended September 30, 2012 was $310,434 and consisted mainly of $320,907 in interest expense but offset with net other income of $10,473, compared to $355,892 of non-operating expense for the three months ended September 30, 2011, which consisted mainly of $51,759 in subsidy income offset by $331,910 in interest expense.

NET INCOME (LOSS)

Net loss for the three months ended September 30, 2012 was $494,148 compared to net income of $54,673 for the 2011 period. Net loss as a percentage of net sales for the three months ended September 30, 2012 was 89 % compared to 1% net income as a percentage of net sales for the 2011 period. The decrease in net income was attributable to significant decreased in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

The nine months ended September 30, 2012, compared to the nine months ended September 30, 2011

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of September 30, 2012, we had cash and equivalents of $378,829, other current assets of $27,309,970 and current liabilities of $18,552,847. Working capital was $9,135,952 at September 30, 2012. The ratio of current assets to current liabilities was 1.49-to-1 as of September 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash used in:
Operating activities	$494,844	$(9,835,875)
Investing activities	(605,215)	(1,785,512)
Financing activities	(580,400)	(416,916)

Net cash provided by operating activities was $494,844  for the nine months ended September 30, 2012, compared to net cash used of $9.84 million for the 2011 period. The decrease in net cash used in operating activities during the nine months ended September 30, 2012 was due mainly to the decreased restricted cash and less payment for advances to suppliers due to our decreased sales and production.

Net cash used in investing activities was $0.61 million during the nine months ended September 30, 2012 compared to net cash used in investing activities of $1.79 million for the 2011 period. The cash used in investing activities in the nine months ended September 30, 2012 was for the purchase of property and equipment of $3,149, construction in progress for $25,012, and prepayment for construction of $0.58 million, In the nine months ended September 30, 2011, we made payments of $0.29 million for the purchase of property and equipment, $0.58 million for prepayment of construction, $0.41 million for deposit for land use right, and $0.50 million for construction in progress.

Net cash used in financing activities was $0.58 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $0.42 million for the 2011 period. The cash outflow in the nine months ended September 30, 2012 consisted of net payment to shareholder of $103,908, payment for long term payable of $0.38 million, and $94,982 payment to the short-term loan. In the same period of 2011, we repaid $246,249 for a short-term loan and $229,167 payment to the shareholder and received cash of $58,500 from warrants exercised.

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

As of September 30, 2012, we had accounts receivable of $4,675,945 (before bad debt allowance of $2,926,250), of which $28,463 was current, $7,974 had aging over 30 days, $313,878 had aging over 90 days, $2,926,724 had aging over 180 days and $1,398,906 had aging over 360 days.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on its financial statements.

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

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $555,059 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of September 30, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance. As of September 30, 2012, the Company was in default on interest payment in advance and had interest payable of $282,297.  As of this report date, the Company was in default on both the principal and interest of this loan.  Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note holder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum.   After August 13, 2013, the interest rate on the $10 million loan will be 8.5%. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At September 30, 2012, the Company had short-term loans outstanding of $13,267,158.

Pending Litigation

As of September 30, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The court ruled in favor of Fensterstock & Partners LLP. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of September 30, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of September 30, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $282,297.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of September 30, 2012, the Company had accrued interest of $2,194 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of September 30, 2012, the Company was in default on this loan.

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