Form 10-K
period 2012-12-31
CleanTech Innovations, Inc.
filed 2014-01-06
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

The aggregate market value of the voting common equity held by non-affiliates was $3,777,139, based on the closing price of such common equity as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2013, there were 24,982,822 shares of the registrant’s common stock, par value $.00001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On August 15, 2012 CleanTech Innovations, Inc. suspended reporting under the Exchange Act of 1944, as amended, after evaluating the benefits to U.S. shareholders in light of the ongoing costs of such reporting.  The company had sought to become a NASDAQ listed company in order to facilitate access to capital, develop a substantial institutional and retail investor base and access a liquid, fair and orderly marketplace for its securities.  When the company’s common stock was delisted in 2011 pursuant to a decision by NASDAQ Listing Qualifications, the company appealed the decision to the Securities and Exchange Commission which was found in favor of the company on July, 11, 2013.  The company is filing this delinquent report on Form 10-K and other delinquent Exchange Act reports with the Commission in an effort to comply with the listing standards of the NASDAQ Stock Market and relist its common stock thereon.

CLEANTECH INNOVATIONS, INC.

FORWARD-LOOKING STATEMENTS

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

PART I
Item 1. Business

General

We are a manufacturer of structural towers for megawatt-class wind turbines as well as other highly engineered metal components used in the energy industry and other industries in the PRC. We currently design, manufacture, test and sell structural towers for 1.5 -megawatt, or MW, on-land wind turbines, and have the expertise and manufacturing capacity to provide towers for 1.3, 3 MW and higher-powered on-land and off-shore turbines. We are currently the only wind tower manufacturer within Tieling, Liaoning Province, which we believe provides us with a competitive advantage in supplying towers to the wind-energy-rich northern provinces of China. We also manufacture specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production and in ultra-high-voltage electricity transmission grids, as well as industrial pressure vessels. Our products provide solutions for China’s increasing demand for clean energy.

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

We believe that we benefit from the following competitive strengths:

•           Strong relationships with leading utility and industrial companies;

•           Geographical proximity to the multi-gigawatt pipeline of wind development projects in the northern provinces of China;

•           Technically advanced, precision manufacturing expertise demonstrated, in part, by our Class III A2 grade pressure vessel manufacturing license, a key criterion in customer selection of wind tower suppliers;

•           Proprietary product designs and intellectual property; and

•           High-quality manufacturing, stringent testing, timely delivery and customer service.

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

Our headquarters are in Tieling, Liaoning Province, China, where we currently operate  production facilities with  94,473 square meters of combined production space. In 2012, we did not use our production facilities for production of wind towers.  As of December 31, 2012, we had 78 full-time employees.

Our History

We are a U.S. holding company with no material assets other than the ownership interests of our two wholly owned subsidiaries organized under the laws of the PRC: Creative Bellows and Creative Wind Power. Creative Bellows was incorporated on September 17, 2007, and is our Wholly Foreign Owned Enterprise, or WFOE; Creative Bellows owns 100% of Creative Wind Power, which was incorporated on May 26, 2009. Creative Bellows provides the production expertise, employees and facilities to manufacture our wind towers, bellows expansion joints, pressure vessels and other fabricated metal specialty products. Creative Wind Power markets and sells the wind towers designed and manufactured by Creative Bellows.

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

On July 15, 2010, the PRC State Administration of Industry and Commerce, or the AIC, issued a Sino-foreign joint venture business license for Creative Bellows, indicating that a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the AIC issued an approval registration of our capital injection of approximately $23.3 million in cash in exchange for approximately 87% of Creative Bellows. Finally, on October 15, 2010, we obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for approximately $6 million in cash. Pursuant to the Waiver and Release Agreements dated as of October 27, 2010, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests in exchange for a mutual release of claims. As a result of these transactions, Creative Bellows became our 100% subsidiary effective as of October 15, 2010. We were required to contribute $8.45 million as additional contribution of capital to Creative Bellows by July 2012 ;  however, we subsequently petitioned for a decrease of contributed capital to our existing contribution of $19.35 million which was approved.

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

Our Industry

Overview

Currently, China’s energy infrastructure is reliant predominantly on coal; however, China has limited fossil fuel reserves. As a result, China’s government has implemented social, economic, environmental, regulatory and government stimulus-related policies to drive demand for technologies that promote renewable energy production, pollution reduction and energy conservation. As described in the Chapter 11, 12th Five-Year Plan, China has placed a priority on promoting the development of diversified and clean energy as well as optimizing the layout of energy development with the goal of  constructing 6 onshore and 2 coastal and offshore large wind power bases, providing additional installed capacity of over 70 million kW.

China adopted its first Renewable Energy Law in 2005, fostering the development of renewable energy such as wind power. In 2007, the National Development and Reform Commission, or the NDRC, released its “Medium and Long-Term Development Plan for Renewable Energy in China,” or the “2007 NDRC Plan,” setting a 15% target for renewable energy consumption by 2020. The growth in wind-generated electricity will also contribute towards China’s goal to cut its carbon dioxide emissions. As announced in November 2009 at Copenhagen UN climate change conference, China’s “Carbon Intensity Goal” is to cut carbon dioxide emissions per unit of GDP by 40% to 45% by 2020 compared to 2005 levels. The 12th Five-Year plan targets non-fossil fuel resources to provide 11.4% of total primary energy consumption. These government policies are intended to help stimulate sustainable wind power and clean technology development and investment. We believe these government policies will continue to increase demand for our products, including structural wind towers and fabricated metal specialty components.

Global Wind Power Market

Wind power is the world’s fastest-growing energy sector. We believe wind power is cost-efficient and mature compared to other types of renewable energy technologies. According to the Global Wind Energy Council, or the GWEC, “Global Wind Statistics 2012,”  in 2012, global annual installed wind capacity grew to 44,799 MW and China accounted for 30% of all newly installed capacity and 29% of all worldwide capacity. According to the 2012 Annual Report of The World Wind Energy Association, Asia accounted for the largest share of new worldwide installations, China continued to be the largest Asian market and added 13 GW in 2012. The following tables illustrate global annual installed capacity additions and cumulative installed capacity.

China Wind Power Market

The growth experienced by China’s wind industry over the past seven years has been driven mainly by national renewable energy policies as well as its active participation in the UNFCCC’s Clean Development Mechanism. The Chinese wind power market is now beginning to enter a more steady development and refinement stage, according to the GWEC Global “Wind Energy Outlook 2012.”  The National Energy Administration (NEA) released the 12th Five-Year plan for renewable energy in 2011 targeting 100 GW of wind power by 2015, consisting of 70 GW from the large wind base program, 30 GW from smaller projects, and an additional 5 GW from offshore wind.

Since the beginning of the 12th Five-Year Plan period (2011-2015), the NEA has promoted the concept of focusing on both centralized and decentralized development, supported by corresponding administrative measures. As a result of this guidance from the central government, inland regions began to plan wind power development projects according to local conditions, thereby opening up opportunities for mid and small-sized wind power investment enterprises. According to the GWEC 2012 China Wind Outlook, the “Three Northern Area” of China features abundant wind energy resources, where the wind power density level is Class 3 and higher, including the regions of Inner Mongolia, Gansu, Xinjiang, Hebei, Jilin, Liaoning, Heilongjiang and Ningxia. In some areas such as Huitengliang in Inner Mongolia, Urad Middle Banner in Bayannur Inner Mongolia and Saihanha in Chifeng Heibei, which are all located near to our manufacturing facilities,  the wind power density level approaches Class 5.

Current guidelines published in the 2007 NDRC Plan mandate that renewable resources, including wind, generate 15% of total energy consumption by 2020. By the end of 2011, China had approximately 1,500 wind power projects in early stage development, totaling approximately 90GW. There are more than 20 provinces where the early stage development pipeline exceeds 1GW, including such provinces and regions as Yunnan, Guizhou, Hunan, Henan and Guangxi, which have more than 1.5GW each. Large wind power bases have been approved by the Central Government and are in early stage development, including the Jiuquan Phase-II GW base in Gansu (3GW), the Urad Middle Banner GW base in Bayannur, Inner Mongolia (1.8GW) and Kumui GW base in Xinjiang (2GW), for a total of 6.8GW. The following map illustrates the electricity delivery plan from the main wind power bases in China.

Source: Chinese Renewable Energy Industries Association * CleanTech’s manufacturing facilities

Wind Tower Market Opportunity in China

The “China Wind Power Development Road Map 2050”report, jointly published by the Energy Research Institute of the National Development and Reform Commission and the International Energy Agency, proposed that by 2020,wind power installed capacity should reach 200 GW; By 2040, wind power installed capacity should reach 400GW; By 2050, wind power installed capacity should reach 1,000 GW, or should meet at least 17% of the national electricity demand, based on different scenarios. These objects translate into an annual market of approximately 15GW per year. We believe that the market for wind towers will remain robust through 2020.

Renewable Energy Policy and Regulation in China

National renewable energy policies and a supportive regulatory framework have driven the growth of renewable energy in China. The main legislation for China to develop renewable energy is the “Renewable Energy Law of the People’s Republic of China”. The law was promulgated in 2005 and executed in 2006. It was modified again in 2009. The modified law was executed in April 2010. Several initiatives mandated by China’s Renewable Energy Law such as feed-in tariffs, aggressive targets for renewable energy, priority dispatch and mandatory purchase for wind power, favorable taxation and abolishment of the 70% local content requirement have established the foundation for the rapid development of wind power. The key initiatives are outlined below:

•
Feed-in tariffs: In 2009, China replaced its centrally controlled bidding pricing system with a wind feed-in tariff ranging from RMB 0.51/kWh to RMB 0.61/kWh in four wind energy resource zones, representing a significant premium to coal power.

•
Aggressive targets for renewable energy: The 2007 NDRC Plan sets forth a renewable energy consumption target, including energy generated by wind, of at least 15% of China’s energy supply by 2020. Further, the 2007 NDRC Plan sets forth an obligation for larger power-generating companies to have 8% of non-hydro renewable energy in the total power generation mix by 2020.

•
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

•
Abolishment of the 70% local content requirement: The 70% local content requirement first introduced in 2004 when most wind turbines in China were imported was abolished in 2009. This has increased competitiveness and helped China become the world’s largest wind market.

According to the GWEC 2012 China Wind Outlook, in order to regulate the wind power industry towards stable and rapid development, the National Energy Administration issued a series of industry management standards and technical requirements intended to strengthen electrical production from wind power which is set forth below.

•
The "Interim Measures for the Management of Wind Power Development and Construction," strengthen and improve wind power construction management systems and mechanisms, reinforce management of all elements of wind power projects ranging from planning to project early stage tasks, development rights, project approval, engineering construction, completion and operation, regulate and guide nationwide wind power projects to progress on an orderly basis.

•
The "Notice on the Planning and Arrangement of the First Group of Tentatively Approved Wind Power Projects for the ' Twelfth Five-Year Plan' Period" in July 2011, which will be implemented from 2011 to 2015, contains a total scale of 26.83 million kW for tentatively approved wind power projects nationwide, including 12.75 million kW for state-approved projects and 14.08 million kW for locally approved projects. For the four provinces and regions of Hebei, Heilongjiang, Jilin and Inner Mongolia, the Notice had specifically has accelerated the study of regional wind power electricity planning and consumption, and called for the timely completion of outgoing electrical transmission projects, and mandates coordinated development of wind power and power grids.

•
The "Implementation Rules of the Interim Measures for the Management of Development and Construction of Offshore Wind Power", with regard to the "Interim Measures for the Management of Development and Construction of Offshore Wind Power" was issued in 2010 and provides for specifications and requirements for offshore wind farm planning, a prefeasibility study and feasibility study stages and clearly defines the duties of individual management departments. The Rules specify that offshore wind farms must, in principle, be deployed in sea areas that are no less than 10km from the coast and where the seawater depth is no less than 10m when the tidal flat width is over 10km and that such locations must be suitable for avoiding sea-use conflicts between different industries and reducing development enterprises' investment risks.

•
"Notice on Decentralized Access Wind Power Development" (Guo Neng Xin Neng #[2011] 226) of In July 2011, requires the energy department of each province (region, city) to investigate and study the wind energy resources required for decentralized wind power and to propose a preliminary plan for near-term decentralized wind power development.

•
The "Guidance on Development and Construction of Decentralized Access Wind Power Projects" (Guo Neng Xin Neng #[2011] 374) of November 2011, provides specifications for conditions, project site selection, early staget asks and approval, access system technical requirements and operation management, engineering construction and promoted decentralized access wind power projects.The "Interim Measures for the Management of Power Prediction and Forecast at Wind Farms" (Guo Neng Xin Neng #[2011] 177), was issued in June 2011 in order to strengthen and regulate wind farm operation management. The measures  propose that all wind farms must have wind power prediction and forecasting capabilities in line with the guidelines and outlined requirements for operation management, supervision, and examination of the wind farms.

The "Notice on Strengthening Wind Farm Safety Management" (Guo Neng Xin Neng #[2011] 373) was issued in November 2011 and proposed safety requirements and safety management in all elements of wind farm construction and manufacturing.

China Market for Bellows Expansion Joints and Pressure Vessels

The growing demand for energy has increased alongside China’s developing economy, created in part by fiscal stimulus policies to foster industrialization, infrastructure projects and manufacturing in China. According to the U.S. Department of Energy, the largest single environmental issue with steel production is the carburizing of coal into coke for use in iron production. As a result of concerns about pollution and energy recycling, especially in the electric utility, iron and steel industries, China is taking steps to implement more modern production processes designed to improve safety, reduce emissions and conserve energy. In addition, in 2010, China’s Ministry of Industry and Information Technology, or MIIT, announced a mandate for China’s steel industry to promote energy efficiency and emission reductions. In September 2012, the MIIT revised its 2010 regulations

The NDRC has encouraged the iron and steel industries to utilize a widely adopted energy saving process used in the production of iron, called Coke Dry Quenching, or CDQ, to promote energy conservation, reduce pollution and expand steel industry production. The CDQ process cools coke in an enclosed heat exchange system, which reduces harmful emissions and wastewater runoff while reclaiming energy for hot water or electricity generation, versus the conventional process using water to drench the coke. In addition, China’s MIIT mandated a consolidation of the iron and steel industries in order to reduce the number of small, inefficient iron and steel mills that do not have the resources to adapt to the new policies encouraging efficiency and pollution reduction. Bellows expansion joints are key components in the CDQ process, a prevalent technology used by the steel industries in Japan, Taiwan, Germany, Brazil and Finland. The primary markets for CDQ high temperature bellows expansion joints are new iron and steel mills in the PRC domestic market, the modernization of existing mills and regular replacement of CDQ high temperature bellows expansion joints, which we estimate have useful life expectancies of approximately two years. Connecting bend pipes, another type of expansion joint, are used in piping systems to carry gas away from coke ovens used in iron and steel mills. Connecting bend pipes are safer than rigid expansion joints and are also easier to install and replace than rigid metal pipe expansion joints, thereby reducing the cost of maintaining systems, which need replacement approximately every two years. The primary market for connecting bend pipes are iron and steel mills in the process of being modernized and upgraded for safety.

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

We currently produce towers for 1.5 MW on-land wind turbines, with the expertise and manufacturing capacity to provide wind towers for 1, 3 MW and higher-powered on-land and off-shore wind turbines. The following table illustrates the general dimensions of wind towers for on-land and off-shore installations by turbine MW.

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

During the fiscal year ended December 31, 2012, we  did not ship any wind towers, as we were unable to  raise funds from the U.S. markets to make the deposits required to bid on wind tower contracts due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. However, on July 11, 2013, the Securities Exchange Commission (“SEC”) reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC.   As of the filing date of  this 10-K, the Company is attempting to meet the NASDAQ listing standards in order to gain meaningful access to the U.S. capital markets to fund future wind tower manufacturing.  Management remains optimistic that with additional funding from the U.S. capital markets,   a majority of our revenues in the future will come from sales of our wind towers.  We had a backlog of 2 orders for wind towers as of fiscal year ended 2012.

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

Our bellows expansion joints accounted for approximately 17% of our net sales for the year ended December 31, 2012, compared to 8% of our net sales for the year ended December 31, 2011.

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

Pressure vessels accounted for 74%of our net sales for the year ended December 31, 2012, compared to  14%of our net sales for the year ended December 31, 2011.

Pressure Vessel

Sales and Marketing

As of December 31, 2012, we employed 12 sales professionals who sell and market our products directly to customers. We currently sell exclusively to large-scale utilities and industrial companies and have developed an extensive network of relationships with the utilities that are the principal developers of wind farms, large-scale steel mills and state electric grid operators within China. Our wind towers are sold primarily into wind farms being developed within 500 miles of our Tieling manufacturing facilities, leveraging our regional strength as the only wind tower manufacturer in Tieling, Liaoning Province and our transportation cost advantage.

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

We do not generally have long-term supply agreements with any of our raw materials suppliers. We believe we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, and we maintain a good business relationship with all of our suppliers. Our principal suppliers are Liaoning Green Mountain Stainless Steel Co., Ltd, Qinghuangdao Hengyu Trading Co., Ltd., Shenyang Jinbang Steel Trading Co., Ltd., Shenyang Huanggu Xinguang Steel Distributors and Fushan Jiaye Machinery.

Customers

Our customers include major electrical utilities and large-scale industrial companies in China specializing in heavy industry, such as the wind power, steel and coke production, petrochemical, high voltage electricity transmission and thermoelectric industries.

We had no significant customers for wind towers in 2012.

The majority of our business for fabricated metal specialty components is by customer purchase order made in the ordinary course of business. Installation of our component products is the responsibility of the customer. We provide a standard warranty to our customers on our products to repair or replace defective components for up to 24 months from customer acceptance depending upon the terms negotiated with each customer. Our largest customer for bellows expansion joints and pressure vessels in 2012, Shenyang Air Blower Group, accounted for approximately   43% of our net sales for the year ended December 31, 2012.

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

Research and Development

We spent $387,486 on research and development in 2012, and $700,691 in 2011 and $99,482 in 2010. We continue to evaluate opportunities to develop new products and will increase expenditures for research and development accordingly. We may increase future investments in research and development based on our growth and available capital.

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

On October 21, 2005, the SAFE issued Circular 75, which became effective as of November 1, 2005. SAFE further promulgated Circular on issuing the operational rules concerning foreign exchange administration of company financing and round tripping investments via overseas special purpose companies by residents in china [Huifa (2011) No. 19] (“Circular 19”)] on May 17 2011. Circular 19 further clarifies issues in Circular 75 and simplifies the operational procedures for Circular 75. Circular 19 took effect on July 1, 2011. Please refer to “Risk Factors – Risks Related to Business in China – PRC regulations relating to the registration requirements for PRC resident shareholders owning shares in off-shore companies as well as registration requirements of employee stock ownership plans or share option plans may subject our PRC resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us or otherwise materially and adversely affect our business” for a discussion of Circular 75.

On August 29, 2008, the SAFE promulgated Circular 142 regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Please refer to “Risk Factors – Risks Related to Business in China – Restrictions on currency exchange may limit our ability to receive and use our revenues effectively” for a discussion of Circular 142. Can you check to see if these laws still apply or have been updated.  Please do not spend more than an hour on this as we can get this information from other 10-Ks of Chinese companies.

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

Taxation

Under the EIT Law and its implementing rules, which became effective on January 1, 2008, foreign-invested enterprises and PRC domestic companies are subject to a uniform tax rate of 25%..

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

Our principal competitor for high temperature bellows expansion joints for CDQ systems and connecting bend pipes in coking systems is NanJing ChenGuang. Our principal competitors in the disk spring sleeve bellows expansion joint market are Shanghai Huqiang Bellows Manufacture Co., Ltd., Shenyang Instrument Science Institution and Shenyang Aerosun-Futai Expansion Joint Co., Ltd. Our principal competitors in the pressure vessel market areFushun Petroleum Machinery Factory, Lanzhou Petroleum Equipment Factory .

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

Employees

As of December 31, 2012, we had  78 full time employees, and 54 part time or seasonal employees all of whom are in China. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees with all social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

Risks Related to Our Business

Our ability to develop our wind tower business is dependent upon our ability to raise funds in the U.S. capital market which we cannot provide any assurances can be accomplished given our history, the current regulatory environment and market sentiment toward U.S. public holding companies with Chinese operating subsidiaries.

During the fiscal year ended December 31, 2012, we were unable successfully bid on wind tower projects due to our inability to make the deposits required to bid on contracts.   We failed to raise sufficient capital in 2011 and 2012 due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock in 2011. However, on July 11, 2013, the Securities Exchange Commission (“SEC”) reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC.   As of the filing date of  this 10-K, the Company is attempting to meet the NASDAQ listing standards in order to gain meaningful access to the U.S. capital markets to fund future wind tower manufacturing.  While management remains optimistic that with additional funding from the U.S. capital markets, the wind tower business may expand, we can provide no assurances that we will be able to qualify or remain listed on NASDAQ or to attract sufficient capital to develop our wind tower business.

We Are Not Currently Profitable And May Not Become Profitable.

The Company incurred a net loss of $7.30 million and had $42,996 of cash and equivalents on hand as of  December 31, 2012. In addition, we had loans of $3.2 million and a $50,000 promissory note that are past due. We also had a $10 million promissory note due in March 2013 that is also payable on demand  of this report date. Further we have been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans for another 12 months and to seek additional financing from local banks in the PRC.

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

We and our subsidiaries began operations for the production of fabricated metal specialty components in September 2007 and introduced our bellows expansion joints products and pressure vessels in the first quarter of 2009 and our wind tower products in the first quarter of 2010. Our limited history of designing and manufacturing these fabricated metal specialty components may not provide a meaningful basis on which to evaluate our business. Moreover, we have limited revenues and we cannot assure you we will be able to expand our business and gross revenue with sufficient speed to return to profitability. We will continue to encounter risks and difficulties frequently experienced by companies at an early stage of development, including our potential failure to:

•	expand our product offerings and maintain the high quality of our products;
•	manage our expanding operations, including the integration of any future acquisitions;
•	obtain sufficient working capital to support our expansion and to fill customers’ orders in time;
•	maintain adequate control of our expenses;
•	maintain our proprietary technology;
•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed; and
•
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

Our principal plan for growth is to manufacture wind towers for the PRC domestic wind power industry. However, we received no meaningful revenue from sales of our wind towers for the year ended December 31, 2012. Our success depends on receiving a majority of our future revenues and earnings from sales of wind towers for the wind power industry in China.

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

We generate significant revenues from a limited number of customers. Our four largest customers accounted for approximately 75% of net sales for the year ended December 31, 2012 and we did not sell any wind towers in 2012.  These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues and profitability may be adversely affected. We do not foresee relying on these same customers for revenue generation as we introduce new product lines and new generations of existing product lines because we expect our customers to change with each large-scale project. We cannot assure you, however, that we will be able to introduce successfully new products for large-scale projects in the future.

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

We rely heavily on the expertise, experience and continued service of our senior management, including our Chief Executive Officer, Bei Lv. Loss of her services could adversely affect our ability to achieve our business objectives. Ms. Lv is a key factor in our success at establishing relationships with the major utility and industrial companies using our products because of her industry experience and reputation. The continued development of our business depends upon the continued employment of Ms. Lv. We currently do not have an employment agreement with Ms. Lv, and her standard labor contract does not include provisions for non-competition or confidentiality. Ms. Lv, who owns approximately 37.5% of our outstanding common stock as of December 31, 2012, has entered into a lockup agreement with us prohibiting her sale to the general public of all shares of our common stock held currently or acquired in the future until December 15, 2013, except in the event of a change of control or sale of our company.

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

We shall need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In order to expand and continue to develop our business, we expect to incur significant capital and operational expenses. However, if available funds are not sufficient to meet our plans for expansion, current operating expenses and loan obligations as they come due, our plans include considering pursuing alternative financing arrangements. Our ability to obtain additional capital on acceptable terms, or at all, is subject to a variety of uncertainties, including:

•	investors’ perceptions of, and demand for, companies in our industry;
•	investors’ perceptions of, and demand for, companies operating in China;
•	conditions in the United States and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flows;
•	governmental regulation of foreign investment in companies in particular countries;
•	economic, political and other conditions in the United States, China and other countries; and
•	governmental policies relating to foreign currency borrowings.

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

We face risks associated with managing operations in China.

All of our operations are conducted in China. There are a number of risks inherent in doing business in China, including the following:

•	unfavorable political or economical factors;
•	fluctuations in foreign currency exchange rates;
•	potentially adverse tax consequences;
•	unexpected legal or regulatory changes;
•	lack of sufficient protection for intellectual property rights;
•	difficulties in recruiting and retaining personnel, and managing international operations; and
•	less developed infrastructure.

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

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties, both domestically and abroad. Despite our efforts, any of the following may reduce the value of our owned and used intellectual property:

•	issued patents and trademarks that we own or have the right to use may not provide us with any competitive advantages;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology or that of those from whom we license our rights to use;
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we use or develop; or
•
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

One of our manufacturing plants in Tieling, Liaoning Province, China was built pursuant to a construction agreement entered into with the local government authority, the Administration Committee for Liaoning Special Vehicle Production Base, or , on September 21, 2009. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs over five equal annual installment payments. We started using the completed plant in August 2010. LSVPB has the right to foreclose on the plant in the event that our payments are in arrears for more than two years. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The repayments were to reduce the current portion of this payable. In the event that we fail to make the annual installment payments in a timely manner and LSVPB forecloses on the plant, and we are unable to relocate immediately to comparable facilities, our manufacturing process will be significantly disrupted, and our business, financial condition and results of operations will be adversely affected. Risks Related to Business in China

Inflation in China could negatively affect our profitability and growth.

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

We were required to contribute $8.45 million as additional capital to Creative Bellows by July 2012 which was not made at that time. We may be subject to a penalty related to the unsatisfied portion of registered capital. We can pay the penalty and request that our registered capital be reduced to the amount already paid or to another amount that can be satisfied within a specific period of time. We may also apply for a grace period to receive up to an additional nine months to make the payment, or we may apply to reduce its registered capital prior to the payment becoming due.  We plan to apply for, and expect to be approved for, permission to decrease capital contribution to our current contribution of  RMB 122.6 million (US$19.35 million) in 2013. In May 2013, the Company was approved to reduce it's capital contribution to RMB 122.6 million (US$19.35 million).  Under PRC laws, shareholders of a foreign-invested enterprise are required to contribute capital to satisfy the registered capital requirement of the foreign-invested enterprise within a period of not more than two years from the date when the foreign-invested enterprise’s license to conduct business is initially granted. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the foreign-invested enterprise, grant a further three-month grace period without penalty. If the capital contribution remains incomplete after the grace periods have been exhausted or denied, the foreign invested enterprise may be required to pay a negotiated penalty related to the unsatisfied contribution of registered capital remaining outstanding. If the shareholders remain unable to complete the registered capital contribution within a six-month period following payment of the penalty, the foreign-invested enterprise may reduce its increased registered capital to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies. Until such contribution of capital is satisfied or the registered capital requirement is reduced to the amount already contributed, however, the foreign-invested enterprise is not allowed to repatriate profits to its shareholders, unless otherwise approved by SAFE. If we fail to satisfy our additional capital contribution to Creative Bellows, Creative Bellows may be required to pay a penalty and it may not be able to repatriate profits or dividends to us, which could adversely affect our business and the value of our common stock.

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

PRC law requires the registration with SAFE of any payments made by a foreign investor in exchange for the equity of a PRC domestic enterprise or foreign-invested enterprise. Because Bei Lv, Dianfu Lv, Wenge Chen and Wonderful Limited waived their right to receive any cash payments in connection with the transfer to us of their equity in Creative Bellows, no registration of a cash payment was possible or was made. We cannot assure you that SAFE will not view this as a failure to comply with PRC laws relating to foreign exchange and take actions that could delay or restrict our ability to transfer funds in or out of China in the future, or subject us to fines or penalties.

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

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of December 31, 2012, there were 72,215,868 authorized and unissued shares of our common stock available for future issuance, based on 24,982,822 shares of our common stock outstanding and our reservation of 2,801,310 shares of our common stock issuable upon exercise of outstanding warrants and options, and 100,000,000 authorized and unissued shares of our preferred stock available for future issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, or the Exchange Act. The penny stock rules apply to issuers whose common stock does not trade on a national securities exchange and trades at less than $5.00 per share, or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following information:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;
•	a toll free telephone number for inquiries on disciplinary actions;
•	definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with the following information:

•	bid and offer quotations for the penny stock;
•	compensation of the broker-dealer and our salesperson in the transaction;
•	number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

As of December 31, 2012, Bei Lv, our Chairman and Chief Executive Officer, and our largest shareholder, owned approximately 37.5% of our outstanding common stock. Ms. Lv exerts significant influence over us, giving her the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Ms. Lv, we could be prevented from entering into potentially beneficial transactions if they conflict with our principal shareholder’s interests. The interests of Ms. Lv may differ from the interests of our other shareholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the OTCQB under the symbol “CTEK.” From December 15, 2010, to March 2, 2011, our common stock traded on the NASDAQ Capital Market under the symbol “CTEK.” Prior to December 15, 2010, our common stock was quoted on the OTC Bulletin Board under the symbol “EVCP” since October 23, 2008. No trades of our common stock occurred through the facilities of the OTC Bulletin Board until July 2, 2010. The following table sets forth the range of the high and low closing prices per share of our common stock for each quarter (or portion thereof) as reported on the NASDAQ Capital Market beginning January 1, 2012, through to March 2, 2011, and as reported on the OTCQB thereafter. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2011
First Quarter (January 1, 2011 – March 2, 2011)	$7.49	$4.34
First Quarter (March 2, 2011 – March 31, 2011)	$4.75	$2.90
Second Quarter	$2.80	$1.70
Third Quarter	$1.98	$.60
Fourth Quarter	$.60	$.85
Year ended December 31, 2012
First Quarter	$.71	$.37
Second Quarter	$.94	$.28
Third Quarter	$.30	$.22
Fourth Quarter	$.22	$.33

Holders of Record

As of September 6, 2013, there were approximately 127 shareholders of record. Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the year ended December 31, 2012, we did not have a formal equity compensation plan in effect. The following table sets forth information regarding all equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2012.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2012.

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

Going Concern

We incurred a loss of $7.3 million for the year ended December 31, 2012. In addition, we had loans as of December 31, 2012 for $3.2 million and a $50,000 promissory note that are past due. We also had a $10 million promissory note due in March 2013, which was also in default at this report date. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend the maturity date of our past due loans and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

We initiated sales of our wind towers in the second quarter of 2010, which have a comparatively lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels have decreased since 2010 as we have broadened these product lines to include more components with lower margins. Higher raw material costs in 2011 and 2012 decreased our gross margins on all products, but as our overall mix of products and product gross margins continues to broaden, we expect the gross margins of our product lines to converge and stabilize in the long run. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The year ended December 31, 2012, compared to the year ended December 31, 2011

The following table presents the consolidated results of operations for the years ended December 31, 2012 and 2011.

	2012		2011
	$	% of Sales	$	% of Sales
Net sales	4,821,340	100%	17,731,780	100%
Cost of goods sold	3,972,934	82%	13,258,910	75%
Gross profit	848,406	18%	4,472,870	25%
Operating expenses	7,035,355	146%	4,627,800	26%
Loss from operations	(6,186,949)	(128)%	(154,930)	(1)%
Total non-operating income (expense)	(1,113,862)	(23)%	637,148	4%
Loss before income tax	(7,300,811)	(151)%	(482,218)	3%
Income tax expense	-	-	(422,481)	(2)%
Net income (loss)	(7,300,811)	(151)%	59,737	0.3%

NET SALES

Net sales for the year ended December 31, 2012 decreased to $4.82 million from $17.73 million for 2011, a decrease of $12.91 million or 73%. Net sales for the year ended December 31, 2012, consisted of $0.82 million in sales of bellows expansion joints, $3.58 million in sales of pressure vessels and $0.42 million in other sales. Net sales for 2011 consisted of $11.58 million in sales of wind towers, $1.48 million in sales of bellows expansion joints, $2.53 million in sales of pressure vessels and $2.13 million in other sales. The decrease in total net sales was attributable to certain of our wind tower projects being delayed in 2011 and 2012 and the lack of new orders for our wind towers due to the PRC government’s decision to slow wind farm construction, as well as the general slowing of the Chinese economy which have affected many industries in China negatively.  We currently believe the delays and our decrease in wind tower sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts, which were scheduled for completion from 2011. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market.  We believe NASDAQ’s delisting decision caused irreparable harm to our operations, our reputation and our shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the year ended December 31, 2012 decreased to $3.97 million from $13.26 million for 2011. COGS include material costs, primarily steel, labor and related overhead costs. The decreased COGS was due primarily to our decrease in sales. We also faced increased raw material and labor costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 82% in the year ended December 31, 2012 compared to 75% for 2011.

GROSS PROFIT

Gross profit for the year ended December 31, 2012 decreased to $0.85 million from $4.47 million for 2011. Profit margin decreased to 18% for the year ended December 31, 2012 from 25% for 2011, as we only had $165 sales for wind towers related accessories during the year ended December 31, 2012.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2012 increased to $7.04 million from $4.63 million for 2011. The increase of operating expense is mainly due to the bad debt allowance of $4,203,145, and accrual of unpaid legal expense of $0.4 million in connection with our lawsuit against NASDAQ. Bad debt allowance was $116,887 for 2011. Operating expenses as a percentage of net sales for the year ended December 31, 2012 was 146% compared to 26% for 2011.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the year ended December 31, 2012 was $1,113,862 and consisted mainly of $1,322,200 in interest expense but offset with $171,090 government subsidy income, compared to $637,148 of non-operating income for 2011, which consisted mainly of $2,139,700 in subsidy income offset by $1,414,900 in interest expense.

For the year ended December 31, 2012, the subsidy income included $161,584 government support for developing the advance technology for pressure vessels and $9,505 as Development Zone Reward.

For the year ended December 31, 2011, subsidy income included: 1) $514,041 grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) $1,625,689 Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S. The Company is permitted to use this particular subsidy only as payment for the construction provided by the same organization. Subsidy income is subject to PRC statutory income tax.  There are no other conditions or restrictions on the use of subsidy income.

NET INCOME (LOSS)

Net loss for the year ended December 31, 2012 was $7,300,811 compared with net income of $59,737 for 2011. Net loss as a percentage of net sales for the year ended December 31, 2012 was (151) % compared to 0.3% for 2011. The decrease in net income was attributable to increased operating expenses and significant decreased sales volume. Also, our non-operating income decreased due to less subsidy income for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The year ended December 31, 2012, compared to the year ended December 31, 2011

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of December 31, 2012, we had cash and equivalents of $42,996, other current assets of $26,134,193 and current liabilities of $18,254,689. Working capital was $7,922,500 at December 31, 2012. The ratio of current assets to current liabilities was 1.43-to-1 as of December 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2012 and 2011:

	2012	2011
Cash used in:
Operating activities	$265,709	$(8,490,322)
Investing activities	(607,587)	(2,101,752)
Financing activities	(686,860)	(1,983,508)

Net cash provided by operating activities was $265,709 for the year ended December 31, 2012, compared to net cash used of $8.49 million for 2011. The decrease in net cash used in operating activities during the year ended December 31, 2012 was due mainly to the less restricted cash outstanding, less payment for advances to suppliers, and less outstanding balance for other receivables and prepayments.

Net cash used in investing activities was $0.61 million during the year ended December 31, 2012 compared to net cash used in investing activities of $2.10 million for 2011. The cash used in investing activities in the year ended December 31, 2012 was for the purchase of property and equipment for $3,151, construction in progress for $25,030, and prepayment for construction for $579,406. In the year ended December 31, 2011, we made payments of $0.34 million for the purchase of property and equipment, $0.67 million for prepayment of construction, $0.42 million for deposit for land use right, and $0.68 million for construction in progress.

Net cash used in financing activities was $0.69 million for the year ended December 31, 2012 compared to net cash used in financing activities of $1.98 million for 2011. The cash outflow in the year ended December 31, 2012 consisted of net payment to shareholder of $0.21 million, payment for long term payable of $0.38 million, and $95,050 repayment to the short term loan. In 2011, we repaid $0.71 million for a short-term loan, $0.29 million payment to the shareholder and repayment of long term payable of $1.08 million, but we received cash of $58,500 from warrants exercised, and $50,000 proceeds from the loan.

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

As of December 31, 2012, we had accounts receivable of $6,899,505 (before bad debt allowance of $4,350,671), of which $1,753,970 was current, $725,381 had aging over 30 days, $65,662 had aging over 90 days, $0 had aging over 180 days and $4,354,492 had aging over 360 days.

Private Placements

On July 12, 2010, we completed a private placement pursuant in which we sold 3,333,322 units, consisting of one share of our common stock and a warrant to purchase 15% of one share of our common stock, at $3.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expired on July 12, 2013 and entitle the holders to purchase 499,978 shares of our common stock at $3.00 per share. We may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of our common stock to the placement agents in the private placement.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted which the Company has elected to do for the year ended December 31, 2012. The adoption of this pronouncement did not have a material impact on its financial statements.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of December 31, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of December 31, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $496,544.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of December 31, 2012, the Company had accrued interest of $2,951 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of December 31, 2012, the Company was in default on this loan.

At December 31, 2012, the Company had short-term loans outstanding of $13,295,565.

Pending Litigation

As of December 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer, the Chief Executive Officer, or CEO, and principal financial officer, the Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2012. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We carried out an evaluation of the effectiveness, as of December 31, 2012, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the report entitled “Internal Control – Integrated Framework.” Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of our current directors, executive officers and certain significant employees and their ages, positions and biographical information. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. Bei Lv, our Chairman and Chief Executive Officer, is the daughter of Dianfu Lv, one of our directors. There are no other family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Position	Age
Bei Lv	Chairman and Chief Executive Officer	42
Fegjun Sun	Chief Financial Officer	41
Limin Han	Chief Operating Officer	52
Dianfu Lv	Director	72
Shuyuan Liu	Director	62
Zili Zhao	Director	63

Biographies

Ms. Bei Lv, Chairman and Chief Executive Officer

Ms. Lv was appointed our Chairman and Chief Executive Officer on July 2, 2010. Ms. Lv was one of the founders of Liaoning Creative Bellows Co., Ltd., or Creative Bellows, in September 2007, which is now our wholly owned subsidiary, and was appointed its Chairman of the Board and Chief Executive Officer in September 2007. From September 1993 to July 2007, Ms. Lv served as General Manager of Shenyang Xinxingjia Bellows Manufacture Co., Ltd. Since 2006, Ms. Lv has served as the Vice Chairman of the Professional Manager Association of Liaoning Province. In 2005, the China Professional Manager Research Center of State-owned Assets Supervision and Administration Commission (SASAC) and China National Center for Human Resources Ministry of Personnel selected Ms. Lv as a National Excellent Professional Manager. Ms. Lv has designed two patented bellows expansion joint products. Ms. Lv received her bachelor’s degree from Shenyang University of Technology in 1992. Ms. Lv is the daughter of Dianfu Lv, one of our directors. As one of our founders, Ms. Lv brings to the Board of Directors her extensive knowledge of our operations and long-term strategy. The Board of Directors believes Ms. Lv’s vision, leadership and extensive knowledge of us is essential to our future growth. Her skills include operations, marketing, business strategy and product development.

Fengjun Sun

Ms.Sun was appointed our Chief Financial Officer in October of 2010. From April 2007 – April 2019, Ms. Sun worked as a project manager at Jinkai Group,  and from May 2009 – August 2012 as a project manager at China Audit International, CPA Ltd.  Ms. Sun is a Certified Public Accountant, Certified Tax Agent and a Certified Public Appraiser in China. In her prior positions as project manager, Ms. Sun was responsible for auditing public companies in China and assets appraisal. Ms. Sun has extensive experience in professional financial management and internal controls.

Limin Han, Chief Operating Officer

Mr. Han was appointed our Chief Operating Officer and General Manager in October of 2010. From January 2009 – September 2010, Mr Han worked at the Shenyang LZ Manufacturing Co., LTD  as a General Manager for manufacturing. In his prior position, Mr. Han was responsible for supervising manufacturing operations in China based manufacturing company before being assigned as a general manager. In that position, Mr. Han was responsible for manufacturing, quality control and coordinating operations of all departments in the company. Mr. Sun  has over 20-year of front-line experience in management from production design to manufacturing.  His manufacturing experience is with products similar to bellows and pressure vessels.

Dianfu Lv, Director

Mr. Lv was appointed to our Board of Directors on July 2, 2010, and also serves as our Vice President of Operations. Mr. Lv was one of the founders of Creative Bellows in 2007, which is now our wholly owned subsidiary, and was appointed its Director in September 2007. From 1991 to 2007, Mr. Lv served as the Director of Shenyang Xinxingjia Bellows Manufacture Co., Ltd. From 1989 to 1990, Mr. Lv served as the General Engineer of Shenyang Bellows Group. From 1985 to 1989, Mr. Lv served as the Research Director of Shenyang Machinery Design & Research Institute. From 1963 to 1985, Mr. Lv served as a Senior Engineer of the Shenyang Second Tractor Plant. Mr. Lv received his bachelor’s degree in Machinery Manufacture and Design from the Shenyang University of Technology in 1963. Mr. Lv is the father of Bei Lv, our Chairman and Chief Executive Officer. Mr. Lv brings to the Board of Directors extensive knowledge of industrial product development through his nearly 40 years of design and manufacturing experience in China. The Board of Directors believes Mr. Lv’s knowledge of us and our operations, long-term strategy and industry as one of our founders is essential to our future growth. His skills include operations, business and product development, industry analysis and risk assessment.

Terry K. McEwen, Director

On September 30, 2013, the Board of Directors of CleanTech Innovations, Inc. voted to appoint Terry K. McEwen as a member of the Board of Directors, Chairman of the Audit Committee, and member of the Compensation Committee and Nominating and Corporate Governance Committee effectively immediately.  The Board of Directors has determined that Mr. McEwen is an independent director pursuant to the NASDAQ Stock Market listed company standards and the independence standards set forth in our corporate governance guidelines.  Mr. McEwen will receive compensation of $50,000 per annum

Mr. McEwen has over thirty years’ experience in finance with a particular focus on banking.  Most noteworthy, from May 2006 to May 2010, Mr. McEwen served as the Director of Banking for the State of New Jersey Department of Banking and Insurance, a Governor appointed position that required confirmation by the State of New Jersey Senate.  In his position as Director of Banking, Mr. McEwen was responsible for the regulation, oversight, soundness and integrity of the $170 billion finance industry in New Jersey, which includes banks, credit unions, mortgage bankers & brokers, check cashers, industrial loan companies, realtors, pawn brokers, and a variety of other financial related entities.   In this position, he also served on a variety of national committees involving State banking regulatory authorities, including representing State regulatory authorities in Washington, D.C. in connection with the sub-prime crisis, as well as testifying before the New Jersey State Senate on banking related matters.

Presently, Mr. McEwen is Managing Partner of Preservation Capital Services, LLC, a financial advisory firm that provides strategic financial advice to organizations interested in asset growth and/or the acquisition of tactical assets.

Mr. McEwen is a 1980 graduate of the University of Pittsburgh, Pittsburgh, PA, where he was awarded a B.S. in Business Administration, with a minor in economics and psychology, and was a member of the University’s 1976 National Championship football team.  Additionally, during his business career, Mr. McEwen attended Rider University, Lawrenceville, NJ, where he earned a Master of Business Administration (MBA) in 1998.

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

Procedures for Shareholder Recommendation of Nominees to the Boards of Directors

During the year ended December 31, 2012, there were no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors from those described in the charter of our Nominating and Corporate Governance Committee as adopted by the Board of Directors on July 8, 2010, a copy of which is included as an exhibit to this Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended December 31, 2012, no reporting person failed to file such reports on a timely basis.

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

Executive Compensation

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2012 and 2011, of our Chairman and Chief Executive Officer.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bei Lv	2012	19,044	0	0	0	0	0	0	19,044
Chairman and Chief Executive Officer	2011	19,044	0	0	0	0	0	0	19,044
									38,088

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into labor contracts that are standard for PRC domestic companies with Bei Lv, , Ms. Sun and Mr. H:an which does not contain provisions prohibiting competition by Ms. Lv. Ms. Lv’s labor contract expires July 1, 2013, Ms. Sun’s expires in September of 2015 and Mr. Han’s expires in September of 2015. These labor contracts set forth the general terms and conditions of their employment, require us to establish a safe work environment and provide for social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance.

Change-In-Control and Separation Agreements

The standard labor contracts we entered into with Ms. Lv specify the conditions under which the contracts may be terminated and set forth minimum severance payments, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.”

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, there were no outstanding equity awards held by our executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2012.

Director Compensation Table – 2011

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Dianfu Lv	-	-	-	-
Shuyuan Liu	-	-	-	-
Zili Zhao	-	-	-	-

Narrative Disclosure to Director Compensation Table

We do not compensate our non-independent directors, such as Ms. Lv and Mr. Lv, for serving as our directors, although they are entitled to reimbursement for reasonable expenses incurred in connection with attending our board meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of September 6, 2013, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of December 31, 2013, there were 24,982,822 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o CleanTech Innovations, Inc., C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China 112616.

Name of beneficial owner	Number of shares	Percent of class
5% Shareholders
Wenge Chen(1)	2,117,691	8.48%

Directors and Named Executive Officers
Bei Lv, Chairman and Chief Executive Officer	9,482,751	37.96%
Dianfu Lv, Director	2,117,691	8.48%
All Directors and Named Executive Officers as a Group (7 Persons)	11,513,039	46.44%

(1) Wenge Chen is our Vice President of Marketing.

We are not aware of any arrangements that could result in a change in control of our company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Bei Lv, our Chairman and Chief Executive Officer, is the daughter of Dianfu Lv, one of our directors. There are no other family relationships (as that term is defined in Item 401 in Regulation S-K) between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or other key personnel.

On September 8, 2010, we entered into an Intellectual Property Rights Transfer Agreement with Bei Lv, our Chairman and Chief Executive Officer, to clarify the terms of the perpetual, exclusive, worldwide and royalty-free intellectual property usage rights she granted to us, effective as of September 17, 2007, in connection with the transfer to us of her ownership of a design patent issued in China and used by us in our Connecting Bend Pipe product. The State Intellectual Property Office of the PRC approved the ownership transfer effective as of July 23, 2010.

On October 27, 2010, we entered into the Waiver and Release Agreements pursuant to which the minority shareholders of Creative Bellows waived any right to receive any part of the approximately $6 million in PRC government-approved cash consideration for their ownership interests in Creative Bellows resulting from the Share Exchange Agreement in exchange for a mutual release of claims. The minority shareholders of Creative Bellows party to the Waiver and Release Agreements included Bei Lv, our Chairman and Chief Executive Officer, Dianfu Lv, one of our directors, and Wenge Chen, a shareholder of more than 5% of our common stock and the wife of Dianfu Lv and mother of Bei Lv, who waived the right to receive from us approximately $3.78 million, $1.18 million and $864,508, respectively.

On December 3, 2010, Bei Lv, our Chairman and Chief Executive Officer, borrowed $558,101, of which $517,916 is principal and $40,185 interest, from a bank for the purchase of equipment on our behalf and with our guarantee, which she in turn loaned back to us on the same terms. The loans bear interest of 7.28% with a maturity date of December 3, 2012.  The loan has been paid in full.

In 2011, the Company advanced $161,882 to Bei Lv, our Chairman and Chief Executive Officer, in order for Bei Lvr to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and she returned the full amount of the advance to the Company in the first quarter 2012.

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

Director Independence

Our Board of Directors has determined that each of Messrs. McEwen, Liu and Zhao are independent directors for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC. We have established the following standing committees of the Board of Directors: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, on each of which Messrs. McEwen, Liu and Zhao serve, satisfy the “independence” standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his or her immediate family, and our company, our subsidiaries and our affiliates. The purpose of the Board of Directors’ review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Goldman Kurland and Mohidin, LLP, or GKM, as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2012. GKM has served as our independent accountant since April 23, 2009. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees	$140,000	$118,000
Audit-related fees	0	7,500
Tax fees
All other fees

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
Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CleanTech Innovations, Inc.

We have audited the accompanying consolidated balance sheets of CleanTech Innovations, Inc., and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CleanTech Innovations, Inc., and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of 7.30 million in 2012. In addition, the Company had loans of $ 3.2 million and promissory notes of $10 million and $50,000 which are past due.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Goldman Kurland and Mohidin, LLP

Goldman Kurland and Mohidin, LLP
Encino, California
November 19, 2013

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$42,996	$1,073,058
Restricted cash	267,689	1,296,733
Accounts receivable, net	2,548,834	7,541,058
Other receivables and deposits	233,570	395,666
Retentions receivable	3,297,533	3,190,429
Prepayments	-	206,164
Advances to suppliers	10,727,685	11,704,979
Tax receivable	1,790	-
Inventories, net	8,117,227	6,331,772
Due from shareholder	89,336	161,882
Notes receivable	850,529	562,142

Total current assets	26,177,189	32,463,883

NONCURRENT ASSETS:
Long term investment	95,458	95,224
Prepayments	318,609	324,665
Prepayment for construction	-	682,633
Deposit for land use right	-	425,461
Construction in progress	1,894,400	696,812
Property and equipment, net	10,626,245	11,072,768
Land use right and patents, net	4,078,260	3,749,731

Total non current assets	17,012,972	17,047,294

TOTAL ASSETS	$43,190,161	$49,511,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,376,229	$2,888,864
Accrued expenses	1,109,748	156,957
Advance from customers	1,385,976	187,052
Short term loans	13,295,565	3,382,857
Taxes payable	-	65,755
Advance from shareholder	-	283,179
Short term payable, net of unamortized interest	87,172	53,592

Total current liabilities	18,254,690	7,018,256

NONCURRENT LIABILITIES:
Long term loan	-	10,000,000
Long term payables, net of unamortized interest	283,099	615,814

Total Liabilities	18,537,789	17,634,070

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding as of December 31, 2012 and 2011	250	250
Additional paid in capital	20,649,092	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	3,104,407	3,028,331
Retained earnings (accumulated deficit)	(205,515)	7,095,296

Total stockholders' equity	24,652,372	31,877,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,190,161	$49,511,177

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2012 and 2011

	2012	2011

Net sales	$4,821,340	$17,731,780
Cost of goods sold	3,972,934	13,258,910

Gross profit	848,406	4,472,870

Operating expenses
Selling	336,712	1,515,921
General and administrative	2,495,498	2,994,992
Bad debt expense	4,203,145	116,887

Total operating expenses	7,035,355	4,627,800

Loss from operations	(6,186,949)	(154,930)

Non-operating income (expenses)
Interest income	6,073	19,407
Interest expense	(1,322,278)	(1,414,960)
Other income	290,830	8,034
Other expenses	(259,576)	(115,063)
Subsidy income	171,089	2,139,730

Total non-operating income (expenses), net	(1,113,862)	637,148

Income (loss) before income tax	(7,300,811)	482,218
Income tax expense	-	(422,481)

Net income (loss)	(7,300,811)	59,737
Foreign currency translation gain	76,076	1,997,899

Comprehensive Income (loss)	$(7,224,735)	$2,057,636

Basic weighted average shares outstanding	24,982,822	24,979,890

Diluted weighted average shares outstanding	24,982,822	24,981,583

Basic earnings (loss) per share	$(0.29)	$0.00

Diluted earnings (loss) per share	$(0.29)	$0.00

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Common stock				Accumulated other	Retained earnings
	Shares	Amount	Paid in capital	Statutory reserves	comprehensive income	(accumulated deficit)	Total

Balance at January 1, 2011	24,963,322	250	20,514,442	890,122	1,030,432	7,249,575	29,684,821

Warrant exercised	19,500	-	58,500	-	-	-	58,500

Compensation expenses related to stock options	-	-	76,150	-	-	-	76,150

Net income	-	-	-	-	-	59,737	59,737

Transfer to statutory reserves	-	-	-	214,016	-	(214,016)	-

Foreign currency translation gain	-	-	-	-	1,997,899	-	1,997,899

Balance at December 31, 2011	24,982,822	250	20,649,092	1,104,138	3,028,331	7,095,296	31,877,107

Net loss	-	-	-	-	-	(7,300,811)	(7,300,811)

Foreign currency translation gain	-	-	-	-	76,076	-	76,076

Balance at December 31, 2012	24,982,822	$250	$20,649,092	$1,104,138	$3,104,407	$(205,515)	$24,652,372

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,300,811)	$59,737
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	676,531	613,754
Stock options expense	-	76,150
Disposal loss on fixed assets	-	(752)
Amortization of interest expense of long term payable	82,293	109,379
Increase in allowance for doubtful accounts	4,203,145	116,887
Provision for inventory impairment	208,457	-
(Increase) decrease in assets:
Restricted cash	1,027,806	(976,316)
Accounts receivable	786,124	6,869,517
Retentions receivable	(98,862)	(481,200)
Notes receivable	(285,782)	(470,985)
Other receivables, deposits and prepayments	375,355	286,050
Advances to suppliers	1,001,669	(10,544,673)
Inventories	(1,970,829)	(3,674,453)
Increase (decrease) in liabilities:
Accounts payable	(517,492)	808,089
Accrued expenses	952,183	(323,655)
Advance from customers	1,193,339	(76,841)
Taxes payable	(67,417)	(881,010)

Net cash provided by (used in) operating activities	265,709	(8,490,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(25,030)	(679,777)
Acquisition of property & equipment	(3,151)	(340,970)
Prepayment for construction	(579,406)	(665,945)
Deposit for land use right	-	(415,060)

Net cash used in investing activities	(607,587)	(2,101,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term payable	(381,782)	(1,083,793)
Proceeds from loan	-	50,000
Due from shareholder	72,631	-
Advance from shareholder	(282,659)	(296,008)
Repayment of loans	(95,050)	(712,207)
Cash proceeds from warrant exercise	-	58,500

Net cash used in financing activities	(686,860)	(1,983,508)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(1,324)	340,072

NET DECREASE IN CASH & EQUIVALENTS	(1,030,062)	(12,235,510)

CASH & EQUIVALENTS, BEGINNING OF YEAR	1,073,058	13,308,568

CASH & EQUIVALENTS, END OF YEAR	$42,996	$1,073,058

Supplemental Cash flow data:
Income tax paid	$69,254	$769,080
Interest paid	$360,123	$1,269,582

The accompanying notes are an integral part of these financial statements.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The Company acquired Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) pursuant to the terms of a Share Exchange Agreement and Plan of Reorganization, dated July 2, 2010, as amended. Under the terms of the Share Exchange Agreement, on July 2, 2010, the Company issued 15,122,000 shares of common stock to the three owners of Creative Bellows and two of their designees to enter into a series of transactions, described below, by which the Company acquired 100% of Creative Bellows. Concurrently with the Share Exchange Agreement and as a condition thereof, the Company entered into an agreement with Jonathan Woo, the Company’s former Chief Executive Officer and Director, pursuant to which he returned 40,000,000 shares of the Company’s common stock for cancellation. Mr. Woo received $40,000 from the Company for the cancellation of his shares of common stock, which was charged to additional paid-in capital. The $40,000 payment reflected the fair value “FV” of the shares in the Company, which was a non-operating public shell with no trading market for its common stock prior to the Share Exchange Agreement. The cancelled shares were retired and, for accounting purposes, it were treated as not having been outstanding for any period presented. Upon completion of the foregoing transactions, the Company had 19,130,000 shares of its common stock issued and outstanding. Simultaneously with the foregoing transactions, the Company changed its fiscal year end to calendar year end.

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

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Going Concern

The Company incurred a net loss of $7.30 million for the year ended December 31, 2012. In addition, the Company had loans of $3.2 million and a $50,000 promissory note that are past due (See Note 14). The Company also had a $10 million promissory note due in March 2013, that is also past due as of this report date (See Note 14). Further the Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. However, on July 11, 2013, the Securities Exchange Commission (“SEC”) reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered that the Company’s stock be listed on the NASDAQ Stock Market. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans for another 12 months and to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $4,350,671 and $129,154 at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company had retentions receivable for product quality assurance of $3,297,533 and $3,190,429, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

Inventories

The Company’s inventories are valued at the lower of cost or market, with cost determined on a weighted average basis. The Company compares the cost of inventories with market value and an allowance is made to write down the inventories to their market value, if lower.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the FV of the assets. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that as of December 31, 2012 and 2011, there were no significant impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2012 and 2011, the Company did not take any uncertain positions that would necessitate recording a tax-related liability.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of December 31, 2012, the Company accrued $10,860 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

The Company provides warranty to all customers and does not consider it an additional service; rather, the warranty is considered an integral part of the product’s sale. There is no general right of return indicated in the contracts or purchase orders. If a product under warranty is defective or malfunctions, the Company is responsible for fixing it or replacing it with a new product. The Company’s products are its only deliverables.

The Company’s warranty reserve activity for the years ended December 31, 2012 and 2011, is as follows:

	2012	2011
Balance at January 1	$11,094	$10,555
Exchange rate gain	(1,304)	539
Actual costs incurred	-	-
Balance at December 31 (current liabilities)	$9,790	$11,094

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the years ended December 31, 2012 and 2011, the Company had no after-sales services income.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the years ended December 31, 2012 and 2011, R&D was $387,486 and $700,691, respectively, and was included in general and administrative expenses.

Subsidy Income

For the year ended December 31, 2012, the subsidy income included $161,584 government support for developing the advance technology for pressure vessels and $9,505 as Development Zone Reward.

For the year ended December 31, 2011, subsidy income included: 1) $514,041 grants from the LiaoNing Province Tieling Finance Bureau to support the Company’s special technology development project, 2) $541,896 Science and Technology Support Grant from the Administrative Committee of Liaoning Province Tieling Economic and Technological Development Zone and $1,083,793 Tieling Management Committee of Special Automobile Production  to attract high-tech products businesses to such zone and in recognition of the Company’s stock listing in the U.S.  The Company is permitted to use the particular subsidy $1,083,793 from Tieling Management Committee of Special Automobile Production only as payment for the construction provided by the same organization (see Note 17).  Subsidy income is subject to PRC statutory income tax.  There are no other conditions or restrictions on the use of subsidy income.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the years ended December 31, 2012 and 2011, shipping and handling costs were $163,109 and $1,258,527, respectively.

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

The following table presents a reconciliation of basic and diluted EPS and loss per share for the years ended December 31, 2012 and 2011:

	2012	2011
Net income (loss)	$(7,300,811)	$59,737

Weighted average shares outstanding – basic	24,982,822	24,979,890
Effect of dilutive securities:
Unexercised warrants and options	-	1,693
Weighted average shares outstanding – diluted	24,982,822	24,981,583

Earnings (loss) per share – basic	$(0.29)	$0.00
Earnings (loss) per share – diluted	$(0.29)	$0.00

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The warrants and options to purchase up to 2,821,310 shares of common stock were anti-dilutive during the year ended December 31, 2012.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the “FV” of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of December 31, 2012 and 2011, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The RMB to USD exchange rates in effect as of December 31, 2012 and 2011, were $1 = RMB 6.2855 and $1 = RMB 6.3009, respectively. The average RMB to USD exchange rates in effect for the years ended December 31, 2012 and 2011, were $1 = RMB 6.3125 and $1 = RMB 6.4588, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

Following is a summary of sales by products for the years ended December 31, 2012 and 2011:
	2012	2011

Bellows expansion joints and related	$824,328	$1,481,245
Pressure vessels	3,579,954	2,533,002
Wind towers	165	11,584,208
Other - resale of raw materials	416,893	2,133,325
	$4,821,340	$17,731,780

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted which the Company has elected to do for the year ended December 31, 2012. The adoption of this pronouncement did not have a material impact on its financial statements.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at December 31, 2012 and 2011:

	2012	2011
Deposits for contract bidding	$132,008	$36,825
Advance to employees	51,452	337,191
Other	50,110	21,650
Total	$233,570	$395,666

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

5. INVENTORIES

Inventories consisted of the following at December 31, 2012 and 2011:

	2012	2011
Raw materials	$1,472,427	$1,545,200
Finished goods	3,709,225	1,996,883
Work in process	3,144,928	2,789,689
Less: inventory reserve	(209,353)	-
Total	$8,117,227	$6,331,772

6. DUE FROM SHAREHOLDER

As of December 31, 2012, the Company advanced $89,336 to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials, pay for biding the contracts on the Company’s behalf, as well as the advance for the CEO’s business trip.

As at December 31, 2011, the Company advanced RMB 1,020,000 ($161,882) to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials on the Company’s behalf.  However, the purchase was never completed as the cost of the raw materials was considered too high and the CEO returned the advance to the Company in the first quarter 2012.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of December 31, 2012, the Company had notes receivable of $926,882 that were endorsed to vendors as payments for the Company’s obligation, and $561,928 that were discounted for cash.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,000 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at December 31, 2012 and 2011.

9. PREPAYMENTS

Current portion of the prepayments included prepaid interest on the $10 million loan (see Note 14) and prepaid legal fees at December 31, 2011.  The Company didn’t prepay any interest on the $10 million loan during the year ended December 31, 2012.

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At December 31, 2012 and 2011, the Company had construction in progress of $1,894,400 and $696,812, respectively, to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is estimated to be approximately $1.94 million. As of December 31, 2012, the Company needs to pay an additional $0.05 million to complete it.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Buildings	$8,443,329	$8,422,693
Equipment and machinery	3,335,885	3,231,900
Vehicle	52,025	51,897
Office equipment	103,706	100,902
Total	11,934,945	11,807,392
Accumulated depreciation	(1,308,700)	(734,624)
Net value	$10,626,245	$11,072,768

Depreciation for the years ended December 31,2012 and 2011, was $569,828 and $533,679, respectively.

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

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Intangible assets as of December 31, 2012 and 2011 were as follows:

	2012	2011
Land use right	$4,446,116	$4,009,787
Patents	15,910	15,871
Total	4,462,026	4,025,658
Accumulated amortization	(383,766)	(275,927)
Net	$4,078,260	$3,749,731

Amortization of intangible assets for the years ended December 31, 2012 and 2011 was $106,703 and $80,075, respectively. At December 31, 2012, annual amortization for the next five years was expected to be as follows:

Year	Amount
2013	$91,000
2014	91,000
2015	91,000
2016	91,000
2017	91,000
Thereafter	3,623,260
Total	$4,078,260

As of December 31, 2012, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

13. ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011were as follows:

	2012	2011
Payroll-related	$34,634	$122,735
Warranty (Note 2)	9,790	11,094
Other	110,928	23,128
Accrued interest	499,495	-
Accrued outsourcing labor cost	54,093	-
Accrued legal expense	400,808	-
Total	$1,109,748	$156,957

As of December 31, 2012, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 25).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of December 31, 2012, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of December 31, 2012, the Company was in default on interest payment that was required to pay in advance and had interest payable of $496,544. Subsequently, the Company was also in default in payment of $10 million loan due on March 1, 2013. Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan was payable upon Noteholder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum. After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Noteholder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of December 31, 2012, the Company had accrued interest of $2,951 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012. As of December 31, 2012, the Company was in default on this loan.

At December 31, 2012 and 2011, the short-term loans consisted of the following:

	2012	2011
Credit Union 1	$1,734,150	$1,825,136
Credit Union 2	954,578	952,245
Credit Union 3	556,837	555,476
Promissory Note	50,000	50,000
Loan of U.S. Parent	10,000,000	-
Total short term loan	$13,295,565	$3,382,857

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at December 31, 2012 and 2011:

	2012	2011
Value-added tax	$(54,727)	$(15,743)
Income tax	(7,971)	20,107
Other	60,908	61,391
Total	$(1,790)	$65,755

16. ADVANCE FROM SHAREHOLDER

On December 3, 2010, the Company’s Chief Executive Officer borrowed $558,101, from a bank to purchase equipment on the Company’s behalf and with the Company’s guarantee, which she in turn loaned back to the Company on the same terms. The loan bore interest of 7.28% with a maturity date of December 3, 2012.

The loan is payable in monthly installments of $24,468, representing principal and interest. The final installment is due on December 3, 2012.  As of December 31, 2012, the Company repaid in full to the shareholder.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The Company is to pay LSVPB for the cost of the project in five equal annual installments in October of each year beginning in October 2010. The Company is not required to pay interest, and ownership of the plant will be transferred to the Company upon payment in full. The default penalty is 0.5% of the amount outstanding, compounded daily, in the event of a default. LSVPB has the right to foreclose on the plant if payments are in arrears for more than two years, in which case all prior payments made by the Company will be treated as liquidated damages by LSVPB.

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

At December 31, 2012, the long-term payable consisted of the following:

Long-term payable	$451,818
Less: unamortized interest	(81,547)
Net	370,271
Current portion	87,172
Noncurrent portion	$283,099

As of December 31, 2012, future minimum payments for the next two years until maturity are as follows:

Year	Amount
2013	$87,172
October 2014, maturity date	283,099
Total	$370,271

18. MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 89% of sales for the year ended December 31, 2012, and each customer accounted for 43%, 31% and 15% of total sales, respectively. At December 31, 2012, total receivables from these customers were $2,185,563.

Four customers accounted for 74% of sales for the year ended December 31, 2011, and each customer accounted for 21%, 21%, 19% and 13% of total sales, respectively. At December 31, 2011, total receivables from these customers were $6,627,504.

One vendor accounted for 27% of total purchases for the year ended December 31, 2012. At December 31, 2012, the total payable to the vendor was $1,098.

One vendor accounted for 34% of purchases for the year ended December 31, 2011. At December 31, 2011, there was no outstanding balance payable to this vendor.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

19. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $3,764,949 as of December 31, 2012, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately-run enterprises. According to this law, privately-run enterprises are generally subject to a tax rate of 25% on income reported in the privately-run enterprises’ financial statements, after appropriate tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Creative Bellows was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2010 through 2012, and 25% for the years thereafter.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the years ended December 31, 2012 and 2011:

	2012	2011
U.S. statutory tax (benefit) rates	(34.0)%	34.0%
Tax rate difference	7.2%	(32.8)%
Other	-%	-%
Effective tax holiday	1.7%	(50.1)%
Valuation allowance	25.1%	136.5%
Effective income tax rate	-%	87.6%

There were no material temporary differences that resulted in deferred taxes as of December 31, 2012 and 2011.

20. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the years ended December 31, 2012 and 2011, there were 0 and 19,500 warrants exercised into common stock for $0 and $58,500, respectively.

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Following is a summary of the warrant activity:
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	2,801,310	$3.71	3.25
Exercisable at December 31, 2011	2,801,310	3.71	3.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2012	2,801,310	3.71	2.25
Exercisable at December 31, 2012	2,801,310	$3.71	2.25

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

CleanTech Innovations, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	20,000	$8.44	1.53
Exercisable at December 31, 2011	20,000	8.44	1.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2012	20,000	8.44	0.53
Exercisable at December 31, 2012	20,000	$8.44	0.53

There were no options exercised during the years ended December 31, 2012 and 2011. The Company recorded $0 and $76,150 as compensation expense for stock options for the years ended December 31, 2012 and 2011, respectively.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund as of December 31, 2012 and 2011.

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
December 31, 2012 and 2011

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

24. CONTINGENCIES AND COMMITMENTS

The Company is required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. The Company applied and was approved for decreasing capital contribution to RMB 122.60 million (US$19.35 million) in May 2013, which is equivalent to Creative Bellows current capital.

25. LITIGATION

As of December 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

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
Bei Lv Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bei Lv his or her attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bei Lv	Chairman and Chief Executive Officer (Principal Executive Officer)	January 6, 2014
Bei Lv
/s/ Fegjun Sun	Chief Financial Officer (Principal Financial and Accounting Officer)	January 6, 2014
Fegjun Sun

/s/ Dianfu Lv	Director	January 6, 2014
Dianfu Lv

/s/ Terry K. McEwen	Director	January 6, 2014
Terry K. McEwen

/s/ Shuyuan Liu	Director	January 6, 2014
Shuyuan Liu

/s/ Zili Zhao	Director	January 6, 2014
Zili Zhao

EXHIBIT INDEX

Exhibit No.	Description
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
10.3
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Panjin Binhai Wind Power Generation Project by and between Huaneng Panjin Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated January 5, 2010 (Incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.4
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tieling Pingdingbao Wind Power Generation Project by and between Huaneng Tieling Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated April 9, 2010 (Incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.5
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tieling Changtu Laochengzhen Wind Power Generation Project by and between Huaneng Tieling Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated April 9, 2010 (Incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.6
Intellectual Property Transfer Agreement by and between Liaoning Creative Bellows Co., Ltd. and Bei Lv, dated September 8, 2010 (Incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

10.7
Wind Turbine Tower Purchase Contract for the China Guodian Beipiao Beisijia Wind Power Generation Project by and between China Guodian Beipiao Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated March 21, 2010 (Incorporated herein by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on October 13, 2010)

10.8
Technology Transfer Agreement by and between Shenyang Industry University and Liaoning Creative Bellows Co., Ltd., dated August 15, 2008 (Incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on October 13, 2010)

10.9
Short Term Loan Agreement between Strong Growth Capital Ltd. and CleanTech Innovations, Inc., dated October 14, 2010 (Incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-53511) filed on November 3, 2010)

10.10
Patent License Agreement by and between Shenyang Industry University and Liaoning Creative Bellows Co., Ltd., dated July 15, 2008 (Incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

10.11
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongliao Halunhuduga Wind Power Generation Project by and between Huaneng Tongliao Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010 (Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

10.12
Wind Turbine Tower Cylinder Purchase Contract for the Huaneng Tongliao Distributed Access Wind Power Generation Project by and between Huaneng Tongliao Wind Power Generation Co. Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., dated September 7, 2010 (Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

#10.13
Standard Labor Contract by and between Bei Lv and Liaoning Creative Bellows Co., Ltd., dated July 2, 2010 (Incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

#10.14
Standard Labor Contract by and between Nan Liu and Liaoning Creative Bellows Co., Ltd., dated September 28, 2010 (Incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

10.15
Loan Agreement between NYGG (Asia), Ltd. and CleanTech Innovations, Inc., dated December 13, 2010 (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 16, 2010)

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
10.23
Waiver and Release between CleanTech Innovations, Inc. and Bei Lv, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.23  to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.24
Waiver and Release between CleanTech Innovations, Inc. and Dianfu Lv, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.25
Waiver and Release between CleanTech Innovations, Inc. and Wenge Chen, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

10.26
Waiver and Release between CleanTech Innovations, Inc. and Wonderful Limited, dated as of October 27, 2010 (Incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10K (File No. 001-35002) filed on February 22, 2011)

#10.27
Standard Labor Contract by and between Sheng Ma and Liaoning Creative Bellows Co., Ltd., dated August 1, 2011 (Incorporated herein by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10Q (File No. 001-35002) filed on November 14, 2011)

10.28
First Amendment to the Loan Agreement and Promissory Note between NYGG (Asia), Ltd. and CleanTech Innovations, Inc., dated March 1, 2012  (Incorporated herein by reference to Exhibit 10.28 to the Company’s Current Report on Form 8K (File No. 001-35002) filed on March 2, 2012 )

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
99.4
Nominating and Corporate Governance Committee Charter (Incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on July 29, 2010)

99.5
Notice of Approval of Change in Ownership Application for Connecting Bend Pipe Patent from the State Intellectual Property Office of the PRC, dated July 23, 2010 (Incorporated herein by reference to Exhibit 99.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on September 20, 2010)

99.6
Certificate of Patent Licensing Agreement Record from the State Intellectual Property Office of the PRC, dated April 30, 2010 (Incorporated herein by reference to Exhibit 99.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on October 13, 2010)

99.7
Enterprise Legal Person Business License issued to Liaoning Creative Bellows Co., Ltd. by the Tieling Administration Bureau of Industry and Commerce, dated October 15, 2010 (Incorporated herein by reference to Exhibit 99.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-168385) filed on November 4, 2010)

99.8
Lock-Up Agreement between Bei Lv and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.9
Lock-Up Agreement between Dianfu Lv and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.10
Lock-Up Agreement between Wenge Chen and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.11
Lock-Up Agreement between Ping Chen and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.11 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

99.12
Lock-Up Agreement between Shengfen Lin and CleanTech Innovations, Inc., dated July 2, 2010 (Incorporated herein by reference to Exhibit 99.12 to the Company’s Current Report on Form 8-K (File No. 001-35002) filed on December 17, 2010)

# Management contract or compensatory plan, contract or arrangement
† Filed herewith