Form 10-Q
period 2013-03-31
CleanTech Innovations, Inc.
filed 2014-01-06
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and equivalents	$11,963	$42,996
Restricted cash	268,398	267,689
Accounts receivable, net	2,168,930	2,548,834
Other receivables and deposits	3,455,345	233,570
Retentions receivable	3,256,511	3,297,533
Advances to suppliers	8,060,007	10,727,685
Taxes receivable	61,984	1,790
Inventories, net	8,614,539	8,117,227
Due from shareholder	131,583	89,336
Notes receivable	216,306	850,529

Total current assets	26,245,566	26,177,189

NONCURRENT ASSETS:
Long term investment	95,711	95,458
Prepayments	317,735	318,609
Construction in progress	1,899,416	1,894,400
Property and equipment, net	10,520,077	10,626,245
Land use right and patents, net	4,073,743	4,078,260

Total non current assets	16,906,682	17,012,972

TOTAL ASSETS	$43,152,248	$43,190,161

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,107,595	$2,376,228
Accrued expenses	1,365,271	1,109,748
Advance from customers	2,153,175	1,385,976
Short term loans	13,304,159	13,295,565
Short term payable, net of unamortized interest	191,896	87,172

Total current liabilities	19,122,096	18,254,689

NONCURRENT LIABILITIES:
Long term payable, net of unamortized interest	194,212	283,099

Total Liabilities	19,316,308	18,537,788

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250
Additional paid in capital	20,649,095	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	3,197,812	3,104,408
Accumulated deficit	(1,115,355)	(205,515)

Total stockholders' equity	23,835,940	24,652,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,152,248	$43,190,161

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three months ended March 31,
	2013	2012

Net sales	$252,819	$585,856
Cost of goods sold	430,101	392,458

Gross profit (loss)	(177,282)	193,398

Operating expenses
Selling	48,488	74,817
General and administrative	238,704	902,223
Bad debt expense	-	1,401,116

Total operating expenses	287,192	2,378,156

Loss from operations	(464,474)	(2,184,758)

Non-operating income (expenses)
Interest income	319	3,102
Interest expense	(448,771)	(395,880)
Other income	46,281	3,853
Other expenses	(43,196)	(7,530)

Total non-operating expenses, net	(445,367)	(396,455)

Loss before income tax	(909,841)	(2,581,213)
Income tax expense	-	-

Net loss	(909,841)	(2,581,213)
Foreign currency translation gain	93,407	39,998

Comprehensive loss	$(816,434)	$(2,541,215)

Basic weighted average shares outstanding	24,982,822	24,982,822

Diluted weighted average shares outstanding	24,982,822	24,982,822

Basic loss per share	$(0.04)	$(0.10)

Diluted loss per share	$(0.04)	$(0.10)

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(909,841)	$(2,581,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159,466	179,723
Amortization of interest expense of long term payable	14,834	70,055
Increase in allowance for accounts receivable	-	1,401,116
Provision for inventory impairment	94,570	-
(Increase) decrease in assets:
Restricted cash	-	343,412
Accounts receivable	386,062	1,230,137
Retentions receivable	49,677	(1,002,720)
Notes receivable	635,502	403,019
Other receivables, deposits and prepayments	1,100	461,167
Advances to suppliers	(523,654)	100,774
Inventories	(569,660)	(617,368)
Increase (decrease) in liabilities:
Accounts payable	(274,503)	(472,364)
Accrued expenses	255,028	420,090
Advance from customers	762,362	9,795
Taxes payable	(60,097)	(49,605)

Net cash provided by (used in) operating activities	20,846	(103,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(25,050)
Acquisition of property & equipment	(10,074)	(1,203)
Prepayment for construction	-	(600,089)

Net cash used in investing activities	(10,074)	(626,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term payable	-	(382,091)
Due from shareholder	(41,946)	161,715
Advance from shareholder	-	(68,336)

Net cash used in financing activities	(41,946)	(288,712)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	141	(700)

NET DECREASE IN CASH & EQUIVALENTS	(31,033)	(1,019,736)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	42,996	1,073,058

CASH & EQUIVALENTS, END OF PERIOD	$11,963	$53,322

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$62,722	$107,017

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) was incorporated in the PRC province of Liaoning on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, the three individual shareholders of Creative Bellows established Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). At the end of 2009, the three shareholders transferred their Creative Wind Power shares to Creative Bellows at cost; as a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind tower components designed and manufactured by Creative Bellows.

The consolidated interim financial information as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”).  Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that were filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The Company incurred a net loss of $0.91 million for the three months ended March 31, 2013. In addition, the Company had loans of $3.3 million and a $50,000 promissory note that are past due (See Note 14). The Company also had a $10 million promissory note which was due in March 2013 and currently under default (See Note 14). The Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ Listing Qualifications to delist the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock listed on the NASDAQ Stock Market. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans for another 12 months and to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances were eliminated in consolidation.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that a effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $4,362,191 and $4,350,671 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the Company had retentions receivable for product quality assurance of $3,256,511 and $3,297,533, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. In case of sales contracts with FOB shipping terms, the customer is responsible for cost of freight and insurance and revenue is recognized when products are delivered to the carrier. In case of sales contracts with FOB destination terms, the Company is responsible for the cost of freight and insurance and revenue is recognized when customer acceptance is received. The customer is responsible for installation and integration of our component products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue or advances from customers. Unearned revenue or advances from customers consists of payments received from customers prior to customer acceptance of the product.

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of March 31, 2013, the Company accrued $9,816 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s changes in warranty activity for the three months ended March 31, 2013 and year ended December 31, 2012, is as follows:

	2013	2012
Balance at beginning of period	$9,790	$11,094
Foreign currency translation gain (loss)	26	(1,304)
Actual costs incurred	-	-
Ending balance (accrued expense)	$9,816	$9,790

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the three months ended March 31, 2013 and years ended December 31, 2012, the Company had no after-sales services income. The warranty reserve is included in accrued expense (Note 13).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, R&D was $46,513 and $48,898, respectively, and was included in general and administrative expenses.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the three months ended March 31, 2013 and 2012, shipping and handling costs were $25,922 and $37,969, respectively.

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

The following table presents a reconciliation of basic and diluted EPS and loss per share for the three months ended March 31, 2013 and 2012:

	2013	2012
Net loss	$(909,841)	$(2,581,213)

Weighted average shares outstanding – basic and diluted	24,982,822	24,982,822

Loss per share – basic and diluted	$(0.04)	$(0.10)

The warrants and options to purchase up to 2,821,310 shares of common stock were anti-dilutive during the three months ended March 31, 2013 and 2012.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

The RMB to USD exchange rates in effect as of March 31, 2013 and December 31, 2012, were $1 = RMB 6.2689 and $1 = RMB 6.2855, respectively. The average RMB to USD exchange rates in effect for the three months ended March 31, 2013 and 2012, were $1 = RMB 6.2785 and $1 = RMB 6.3074, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2013 and 2012, included net income (loss) and foreign currency translation adjustments.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Following is a summary of sales by products for the three months ended March 31, 2013 and 2012:

	2013	2012

Bellows expansion joints and related	$119,149	$462,650
Pressure vessels	-	75,884
Wind towers	-	-
Other - resale of raw materials	133,670	47,322
	$252,819	$585,856

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the first quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of March 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Deposits for contract bid	$86,515	$132,008
Advance to employees	89,770	51,453
Others	3,279,060	50,109
Total	$3,455,345	$233,570

As of March 31, 2013, others of $3,279,060 mainly consisted of the receivables from suppliers whom the Company previously prepaid for raw material purchases but the purchase orders were later cancelled by the Company. The Company collected $2,133,700 from the suppliers in August and September 2013, and expected to collect the remaining payments by the end of 2013.

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

5. INVENTORIES

Inventories consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Raw materials	$1,627,252	$1,472,427
Finished goods	3,724,258	3,709,225
Work in process	3,567,651	3,144,928
Less: allowance for inventory impairment	(304,622)	(209,353)
Total	$8,614,539	$8,117,227

6. DUE FROM SHAREHOLDER

As of March 31, 2013 and December 31, 2012, the Company advanced $131,583 and $89,336, respectively, to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials, pay the expenses of biding the contracts on Company’s behalf, as well as the advance for the CEO’s business trip.

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of March 31, 2013, the Company had notes receivable of $555,871 that were endorsed to vendors as payments for the Company’s obligation and $31,904 that were discounted for cash.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,000 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. There was no significant impairment of this investment at March 31, 2013 and December 31, 2012.

9. PREPAYMENTS

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At March 31, 2023 and December 31, 2012, the Company had construction in progress of $1,899,416 and $1,894,400, respectively, to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is approximately $1.94 million. As of March 31, 2013, the Company needs to pay an additional $0.04 million to complete it.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Buildings	$8,465,687	$8,443,329
Equipment and machinery	3,354,807	3,335,885
Vehicles	52,162	52,025
Office equipment	103,980	103,706
Total	11,976,637	11,934,945
Accumulated depreciation	(1,456,560)	(1,308,700)
Net value	$10,520,077	$10,626,245

Depreciation for the three months ended March 31, 2013 and 2012, was $144,174 and $140,806, respectively.

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

Intangible assets as of March 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Land use right	$4,457,889	$4,446,116
Patents	15,952	15,910
Total	4,473,841	4,462,026
Accumulated amortization	(400,098)	(383,766)
Net	$4,073,743	$4,078,260

Amortization of intangible assets for the three months ended March 31, 2013 and 2012 was $15,292 and $38,917, respectively. At March 31, 2013, annual amortization for the next five years was expected to be as follows:

Year	Amount
2014	$91,000
2015	91,000
2016	91,000
2017	91,000
2018	91,000
Thereafter	3,618,743
Total	$4,073,743

As of March 31, 2013, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

13. ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Payroll-related	$66,836	$34,634
Warranty (Note 2)	9,816	9,790
Other	64,912	110,928
Accrued interest on loans	822,899	499,495
Accrued outsourcing labor cost	-	54,093
Accrued legal expense	400,808	400,808
Total	$1,365,271	$1,109,748

As of March 31, 2013, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 24).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of March 31, 2013, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender.  The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended on March 1, 2012 to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of March 31, 2013, the Company was in default on this loan and the interest, accordingly, the Company accrued interest, from the date of the Default, at the rate per annum of the lesser of 24% and the maximum applicable legal rate per annum. The Company currently uses 24% per annum as default interest rate and had interest payable of $789,922 as of March 31, 2013.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.

Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of March 31, 2013, the Company had accrued interest of $3,690 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

At March 31, 2013 and December 31, 2012, the short-term loans consisted of the following:

	2013	2012
Credit Union 1	$1,738,742	$1,734,150
Credit Union 2	957,106	954,578
Credit Union 3	558,311	556,837
Promissory Note	50,000	50,000
Loan of U.S. Parent	10,000,000	10,000,000
Total short term loan	$13,304,159	$13,295,565

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Value-added tax	$(99,821)	$(54,727)
Income tax	(7,992)	(7,971)
Other	45,829	60,908
Total	$(61,984)	$(1,790)

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

At March 31, 2013, the long-term payable consisted of the following:

Long-term payable	$453,014
Less: unamortized interest	(66,906)
Net	386,108
Current portion	191,896
Noncurrent portion	$194,212

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

As of March 31, 2013, future minimum payments for the next  year until maturity are as follows:

Year	Amount
2014	$191,896
October 2014, maturity date	194,212
Total	$386,108

17. MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 93% of sales for the three months ended March 31, 2013, and each customer accounted for 36%, 31% and 26% of total sales, respectively. At March 31, 2013, total receivables from these customers were $299,298.

Two customers accounted for 91% of sales for the three months ended March 31, 2012, and each customer accounted for 78% and 13% of total sales, respectively. At March 31, 2012, total receivables from these customers were $1,415,582.

Two vendors accounted for 32% of total purchases for the three months ended March 31, 2013, and each vendor accounted for 15% and 17% of total purchase, respectively. At March 31, 2013, the total payable to the vendor was $0.

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

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $4,106,922 as of March 31, 2013, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately-run enterprises. According to this law, privately-run enterprises are generally subject to a tax rate of 25% on income reported in the privately-run enterprises’ financial statements, after appropriate tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Creative Bellows was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2010 through 2012, and 25% for 2013 and the years after

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012
U.S. statutory tax (benefit) rates	(34.0)%	(34.0	) %
Tax rate difference	5.6%	6.3%
Other	-%	-%
Effective tax holiday	%	1.5%
Valuation allowance	28.4%	26.2%
Effective income tax rate	-%	-%

There were no material temporary differences that resulted in deferred taxes as of March 31, 2013 and December 31, 2012.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

19. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During three months ended March 31, 2013 and 2012, there were no warrants exercised into common stock.

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

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2013 (See Note 14).  This loan is currently in default at a default interest rate of 24% per annum (See Note 14).

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	2,801,310	3.71	2.25
Exercisable at January 1, 2013	2,801,310	$3.71	2.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	2,801,310	3.71	2.00
Exercisable at March 31, 2013	2,801,310	3.71	2.00

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	20,000	8.44	0.53
Exercisable at January 1, 2013	20,000	$8.44	0.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	20,000	8.44	0.28
Exercisable at March 31, 2013	20,000	8.44	0.28

There were no options exercised during the three months ended March 31, 2013 and 2012. The Company recorded $0 as compensation expense for stock options for the three months ended March 31, 2013 and 2012, respectively.

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
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the three months ended March 31, 2013 and 2012.

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

23. CONTINGENCIES AND COMMITMENTS

The Company is required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. The Company applied and was approved for decreasing capital contribution to RMB 122.60 million ($19.35 million) in May 2013.

24. LITIGATION

As of March 31, 2013, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

In 2012, Creative Bellows is in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows is claiming damages of $32,000 (RMB 200,000) for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000(RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing. On December 13, 2012, the Court issued the judgment to request Tiandi compensate Creative Bellows for RMB 27,000 ($4,290), consisting of transportation fee of RMB 7,000 ($1,110) and product repair fee of RMB 20,000 ($3,180).  On March 29, 2013, in response to Creative Bellows’ appeal, the Court affirmed the original judgment  issued on December 13, 2012.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Going Concern

We incurred a net loss of $0.91 million for the three months ended March 31, 2013. In addition, we had loans as of March 31, 2013 for $13.3 million and a $50,000 promissory note that are past due. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We plan to negotiate with our lenders to extend the maturity date of our past due loans and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue, including the final 10% of the purchase price, is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Customer acceptance occurs after the customer puts the product through a quality inspection, which normally is completed within one to two weeks from customer receipt of the product. In case of sales contracts with FOB shipping terms, the customer is responsible for the cost of freight and insurance and revenue is recognized when products are delivered to the carrier. For the sales contracts with FOB destination terms, the Company is responsible for the cost of freight and insurance and revenue is recognized when customer acceptance is received. The customer is responsible for installation and integration of our products into its end products. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

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

We initiated sales of our wind towers in the second quarter of 2010, which have a comparatively lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels have decreased since 2010 as we have broadened these product lines to include more components with lower margins. Higher raw material costs in 2012 and 2013 decreased our gross margins on all products, but as our overall mix of products and product gross margins continues to broaden, we expect the gross margins of our product lines to converge and stabilize in the long run. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The three months ended March 31, 2013, compared to the three months ended March 31, 2012

The following table presents the consolidated results of operations for the three months ended March 31, 2013 and 2012.

	2013			2012
	$	% of Sales		$	% of Sales
Net sales	252,819		100%	585,856	100%
Cost of goods sold	430,101		170%	392,458	67%
Gross profit (loss)	(177,282)	(70	) %	193,398	33%
Operating expenses	287,192		114%	2,378,156	406%
Loss from operations	(464,474)		(184)%	(2,184,758)	(373	) %
Total non-operating expense	(445,367)		(176)%	(396,455)	(68	) %
Loss before income tax	(909,841)		(360)%	(2,581,213)	(441	) %
Income tax expense	-		-	-	-%
Net loss	(909,841)		(360)%	(2,581,213)	(441	) %

NET SALES

Net sales for the three months ended March 31, 2013 decreased to $0.25 million from $0.59 million for the comparable period of 2012, a decrease of $0.33 million or 57%. Net sales for the three months ended March 31, 2013, consisted of $0.12 million in sales of bellows expansion joints, and $0.13 million in other sales. Net sales for the comparable period of 2012 consisted of $0.46 million in sales of bellows expansion joints, $0.08 million in sales of pressure vessels and $0.05 million in other sales. The decrease in total net sales was attributable to certain of our wind tower projects continuously being delayed and the lack of new orders due to the PRC government’s decision to slow wind farm construction. January and February are also considered the holiday season in China, and the general slowing of the Chinese economy during these months, have affected many industries in China negatively.  We currently believe the delays and  decrease in our sales is a temporary condition while we seek additional capital to finance completion of wind tower contracts which were scheduled for completion from 2011, as well as we enhance our sales force. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended March 31, 2013 increased to $0.43 million from $0.39 million for the comparable period of 2012. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS due primarily to increased inventory provision by $100,000 due to decreased unit price of the finished goods.  We also faced continuously increased raw material and labor costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 170% in the first quarter of 2013 compared to 67% for the 2012 period.

GROSS PROFIT (LOSS)

Gross profit (loss) for the three months ended March 31, 2013 decreased to $(0.18) million from $0.19 million gross profit for the 2012 period. Gross loss margin was (70)% for the three months ended March 31, 2013 from profit margin of 33% for the 2012 period; we had no sales for wind towers during the first quarter of 2013.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2013 decreased to $0.29 million from $2.38 million for the 2012 period. The decrease of operating expense is mainly due to the bad debt allowance of $ 1,401,116 for the three months ended Mach 31,2 012, while bad debt allowance was $0 for the three months ended March 31, 2013. Operating expenses as a percentage of net sales for the three months ended March 31, 2013 was 114% compared to 406% for the 2012 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the three months ended March 31, 2013 was $0.45 million and consisted mainly of $448,771 in interest expense but offset with $3,404 other income (net), compared to $396,455 for the three months ended March 31, 2012, which consisted mainly of $395,880 in interest expense.

NET INCOME (LOSS)

Net loss for the three months ended March 31, 2013 was $0.91 million compared to net loss of $2.58 million for the 2012 period. Net loss as a percentage of net sales for the three months ended March 31, 2013 was 360% compared to 441% for the 2012 period. The decrease in net loss was mainly attributable to decreased bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

The three months ended March 31, 2013, compared to the three months ended March 31, 2012

Our operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of March 31, 2013, we had cash and equivalents of $11,963, other current assets of $26,233,603 and current liabilities of $19,122,096. Working capital was $7,123,470 at March 31, 2013. The ratio of current assets to current liabilities was 1.37-to-1 as of March 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and 2012:

	2013	2012
Cash used in:
Operating activities	$20,846	$(103,982)
Investing activities	(10,074)	(626,342)
Financing activities	(41,946)	(288,712)

Net cash provided by operating activities was $20,846 for the three months ended March 31, 2013, compared to net cash used of $0.10 million for the 2012 period. The increase in net cash provided by operating activities during the first quarter of 2013 was due mainly to increased advances from customers as well as decreased net loss comparing with the same period of 2012.

Net cash used in investing activities was $10,074 during the three months ended March 31, 2013 compared to net cash used in investing activities of $0.63 million for the 2012 period. The cash used in investing activities in the first quarter of 2013 was for the purchase of property and equipment for $10,074.  In the first quarter of 2012, we made payments of $1,203 for the purchase of property and equipment, $0.60 million for prepayment of construction, and $25,050 for construction in progress.

Net cash used in financing activities was $41,946 for the three months ended March 31, 2013 compared to net cash used in financing activities of $0.29 million for the 2012 period. The cash outflow in the first quarter of 2013 resulted from advance to an officer/shareholder of $41,946. In the first quarter of 2012, we had a $93,379 payment from the same shareholder, and repayment of long term payable of $0.38 million.

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

As of March 31, 2013, we had accounts receivable of $6,531,121 (before bad debt allowance of $4,362,191), of which $250,086 was current, $36,959 had aging over 30 days, $1,855,746 had aging over 90 days, $37,378 had aging over 180 days and $4,350,953 had aging over 360 days.

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

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on December 13, 2015 and entitle the holders to purchase 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at 10% payable quarterly beginning on December 13, 2010, and had a maturity date of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5%, payable quarterly in advance.  The loan was in default as of March 31, 2013, and accrued at a default interest rate of 24% per annum.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the first quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of March 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $555,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of March 31, 2013, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance. As of March 31, 2013, the Company was in default on both the principal and interest payment and had interest payable of $789,922. Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note holder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At March 31, 2013, the Company had short-term loans outstanding of $13,304,159.

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

In 2012, Creative Bellows was in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows claimed damages of $32,000 (RMB 200,000) for damage to wind tower during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000 (RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing. On December 13, 2012, the Court issued the judgment to request Tiandi compensate Creative Bellows for RMB 27,000 ($4,290), consisting of transportation fee of RMB 7,000 ($1,110) and product repair fee of RMB 20,000 ($3,180).  On March 29, 2013, in respond to Creative Bellows’ appeal, the Court affirmed the original judgment issued on December 13, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A.  Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of March 31, 2013, all three loans were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of March 31, 2013, the Company was in default on this loan and the interest, accordingly, the Company accrued interest, from the date of the Default, at the rate per annum of the lesser of 24% and the maximum applicable legal rate per annum. The Company currently uses 24% per annum as default interest rate and had interest payable of $789,922 as of March 31, 2013.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.

Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of March 31, 2013, the Company had accrued interest of $3,690 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

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