Form 10-Q
period 2013-06-30
CleanTech Innovations, Inc.
filed 2014-01-06
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and equivalents	$123,466	$42,996
Restricted cash	272,316	267,689
Accounts receivable, net	2,101,813	2,548,834
Other receivables and deposits	3,478,133	233,570
Retentions receivable	2,287,031	3,297,533
Advances to suppliers	7,879,796	10,727,685
Taxes receivable	135,230	1,790
Inventories, net	8,754,932	8,117,227
Due from shareholder	181,304	89,336
Notes receivable	493,615	850,529

Total current assets	25,707,636	26,177,189

NONCURRENT ASSETS:
Long term investment	-	95,458
Prepayments	320,631	318,609
Construction in progress	1,927,145	1,894,400
Property and equipment, net	10,529,882	10,626,245
Land use right and patents, net	4,102,562	4,078,260

Total non current assets	16,880,220	17,012,972

TOTAL ASSETS	$42,587,856	$43,190,161

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,983,368	$2,376,229
Accrued expenses	2,304,800	1,109,748
Advance from customers	1,959,933	1,385,976
Short term loans	12,963,234	13,295,565
Short term payable, net of unamortized interest	300,715	87,172

Total current liabilities	19,512,050	18,254,690

NONCURRENT LIABILITIES:
Long term payables, net of unamortized interest	106,103	283,099

Total Liabilities	19,618,153	18,537,789

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250

Additional paid in capital	20,649,095	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	3,705,504	3,104,407
Accumulated deficit	(2,489,284)	(205,515)

Total stockholders' equity	22,969,703	24,652,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,587,856	$43,190,161

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net sales	$3,083,648	$1,756,331	$2,830,829	$1,170,475
Cost of goods sold	2,839,545	1,323,911	2,409,444	931,453

Gross profit	244,103	432,420	421,385	239,022

Operating expenses
Selling	221,687	134,888	173,199	60,071
General and administrative	565,082	1,426,434	326,378	524,211
Bad debt expense	672,474	2,812,817	672,474	1,411,701

Total operating expenses	1,459,243	4,374,139	1,172,051	1,995,983

Loss from operations	(1,215,140)	(3,941,719)	(750,666)	(1,756,961)

Non-operating income (expenses)
Interest income	609	4,431	290	1,329
Interest expense	(1,154,737)	(699,496)	(705,966)	(303,616)
Other income	423,092	23,581	376,810	19,728
Other expenses	(337,593)	(479,140)	(294,397)	(471,610)

Total non-operating expenses, net	(1,068,629)	(1,150,624)	(623,263)	(754,169)

Loss before income tax	(2,283,769)	(5,092,343)	(1,373,929)	(2,511,130)
Income tax expense	-	-	-	-

Net loss	(2,283,769)	(5,092,343)	(1,373,929)	(2,511,130)
Foreign currency translation gain (loss)	601,097	(146,017)	507,690	(186,015)

Comprehensive loss	$(1,682,672)	$(5,238,360)	$(866,239)	$(2,697,145)

Basic and diluted weighted average shares outstanding	24,982,822	24,982,822	24,982,822	24,982,822

Basic and diluted loss per share	$(0.09)	$(0.20)	$(0.05)	$(0.10)

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,283,769)	$(5,092,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	335,119	345,461
Amortization of interest expense of long term payable	29,844	70,055
Increase in allowance for accounts receivable	672,474	2,812,817
Provision for inventory impairment	107,863	-
(Increase) decrease in assets:
Restricted cash	-	343,412
Accounts receivable	(186,321)	1,394,371
Retentions receivable	1,056,793	(681,096)
Notes receivable	367,888	(132,703)
Other receivables, deposits and prepayments	30,209	284,532
Advances to suppliers	(231,888)	737,712
Inventories	(600,271)	(515,358)
Increase (decrease) in liabilities:
Accounts payable	(429,579)	(128,803)
Accrued expenses	1,188,440	697,736
Advance from customers	544,484	27,097
Taxes payable	(132,070)	(74,804)

Net cash provided by operating activities	469,216	88,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(25,050)
Acquisition of property & equipment	(12,161)	(2,490)
Prepayment for construction	-	(572,344)
Long term investment receipt	96,134	-

Net cash provided by (used in) investing activities	83,973	(599,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term payable	-	(382,091)
Due from shareholder	(89,517)	111,540
Advance from shareholder	-	(138,325)
Repayment of short term loans	(384,535)	(95,554)

Net cash used in financing activities	(474,052)	(504,430)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	1,333	(966)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	80,470	(1,017,194)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	42,996	1,073,058

CASH & EQUIVALENTS, END OF PERIOD	$123,466	$55,864

Supplemental Cash flow data:
Income tax paid	$-	$69,310
Interest paid	$154,290	$179,584

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CleanTech Innovations, Inc., formerly known as Everton Capital Corporation (the “Company” or “CleanTech”), was incorporated on May 9, 2006, in the State of Nevada. Through its wholly owned operating subsidiaries in China, the Company designs, manufactures tests and sells structural towers for on-land and off-shore wind turbines. The Company also manufactures specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production, in ultra-high-voltage electricity transmission grids and in industrial pressure vessels.

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

The consolidated interim financial information as of June 30, 2013 and for the six and three month periods ended June 30, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that were filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a net loss of $2.28 million for the six months ended June 30, 2013. In addition, the Company had loans of $12.91 million and a $50,000 promissory note that are past due (See Note 14). The Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ of delisting the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. However, on July 11, 2013, SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered that the Company’s stock be listed on the NASDAQ Stock Market. The Company is planning to negotiate with its lenders to extend the maturity dates of its past due loans for another 12 months and to seek additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances were eliminated in consolidation.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $5,105,160 and $4,350,671 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, the Company had retentions receivable for product quality assurance of $2,287,031 and $3,297,533, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company has not encountered any significant collectability issues with respect to the retentions receivable.

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
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of June 30, 2013, the Company accrued $8,568 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity for the six months ended June 30, 2013 and year ended December 31, 2012, is as follows:

	2013	2012
Balance at beginning of period	$9,790	$11,094
Foreign currency translation loss	(1,222)	(1,304)
Actual costs incurred		-
Ending balance (accrued expense)	$8,568	$9,790

After the expiration of the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the six months ended June 30, 2013 and years ended December 31, 2012, the Company had no after-sales services income.  The warranty reserve is included in accrued expense (Note 13).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which is attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the six months ended June 30, 2013 and 2012, R&D was $106,187 and $282,510, respectively, and was included in general and administrative expenses. For the three months ended June 30, 2013 and 2012, R&D was $59,674 and $233,620, respectively.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the six months ended June 30, 2013 and 2012, shipping and handling costs were $87,408 and $37,969, respectively. During the three months ended June 30, 2013 and 2012, shipping and handling costs were $61,486 and $36,252, respectively.

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

The warrants and options to purchase up to 2,821,310 shares of common stock were anti-dilutive during the six and three months ended June 30, 2013 and 2012.

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
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

The RMB to USD exchange rates in effect as of June 30, 2013 and December 31, 2012, were $1 = RMB 6.1787 and $1 = RMB 6.2855, respectively. The average RMB to USD exchange rates in effect for the six months ended June 30, 2013 and 2012, were $1 = RMB 6.2413 and $1 = RMB 6.3074, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three months ended June 30, 2013 and 2012, included net income (loss) and foreign currency translation adjustments.

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

As a result, management views the Company’s business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management concluded the Company had one reportable segment under ASC 280 because: (i) all of the Company’s products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Following is a summary of sales by products for the six months ended June 30, 2013 and 2012:

	2013	2012

Bellows expansion joints and related	$324,999	$630,368
Pressure vessels	555,714	1,010,887
Wind towers	905,466	165
Other - resale of raw materials	1,297,469	114,911
	$3,083,648	$1,756,331

Following is a summary of sales by products for the three months ended June 30, 2013 and 2012:

	2013	2012

Bellows expansion joints and related	$205,850	$167,718
Pressure vessels	555,714	935,003
Wind towers	905,466	165
Other - resale of raw materials	1,163,799	67,589
	$2,830,829	$1,170,475

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
For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. OTHER RECEIVABLES AND DEPOSITS

Other receivables and deposits consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Deposits for contract bids	$57,860	$132,008
Advance to employees	153,057	51,453
Other	3,267,216	50,109
Total	$3,478,133	$233,570

As of June 30, 2013, others of $3,267,216 mainly consisted of the receivables from suppliers whom the Company previously prepaid for raw material purchases but the purchase orders were later cancelled by the Company. The Company collected $2,133,700 from the suppliers in August and September 2013, and expected to collect the remaining payments by the end of 2013.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

5. INVENTORIES

Inventories consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Raw materials	$1,980,093	$1,472,427
Finished goods	2,827,626	3,709,225
Work in process	4,269,141	3,144,928
Less: allowance for inventory impairment	(321,928)	(209,353)
Total	$8,754,932	$8,117,227

6. DUE FROM SHAREHOLDER

As of June 30, 2013 and December 31, 2012, the Company advanced $181,304 and $89,336, respectively, to the Company’s CEO, who is also a shareholder of the Company, for the CEO to negotiate and purchase certain raw materials, pay the expenses of biding the contracts on Company’s behalf, as well as the advance for the CEO’s business trip.

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of June 30, 2013, the Company had notes receivable of $367,140 that were endorsed to vendors as payments for the Company’s obligation (contingent liability), and $16,185 that were discounted for cash.

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,000 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. During the three months ended June 30, 2013, the Company cancelled the investment, and received the full refund of $95,000 (RMB 600,000).

9. PREPAYMENTS

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At June 30, 2013 and December 31, 2012, the Company had construction in progress of $1,927,145 and $1,894,400, respectively, to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is approximately $1.94 million. As of June 30, 2013, the Company needs to pay an additional $0.04 million to complete it.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Buildings	$8,589,274	$8,443,329
Equipment and machinery	3,405,830	3,335,885
Vehicle	52,924	52,025
Office equipment	105,498	103,706
Total	12,153,526	11,934,945
Accumulated depreciation	(1,623,644)	(1,308,700)
Net value	$10,529,882	$10,626,245

Depreciation for the six months ended June 30, 2013 and 2012 was $289,391 and $283,920, respectively. Depreciation for the three months ended June 30, 2013 and 2012, was $145,217and $143,114, respectively.

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

Intangible assets as of June 30, 2013 and December 31, 2012 were as follows:

	2013	2012
Land use right	$4,522,968	$4,446,116
Patents	16,185	15,910
Total	4,539,153	4,462,026
Accumulated amortization	(436,591)	(383,766)
Net	$4,102,562	$4,078,260

Amortization of intangible assets for the six months ended June 30, 2013 and 2012 was $45,728 and $61,541, respectively. Amortization of intangible assets for the three months ended June 30, 2013 and 2012 was $30,436 and $22,624, respectively. At June 30, 2013, annual amortization for the next five years was expected to be as follows:

Year	Amount
2014	$91,000
2015	91,000
2016	91,000
2017	91,000
2018	91,000
Thereafter	3,647,562
Total	$4,102,562

As of June 30, 2013, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

13. ACCRUED EXPENSES

Accrued expenses at June 30, 2013 and December 31, 2012 were as follows:

	2013	2012
Payroll-related	$199,134	$34,634
Warranty (note 2)	8,568	9,790
Other	273,859	110,928
Accrued interest	1,422,431	499,495
Accrued outsourcing labor cost	-	54,093
Accrued legal expense	400,808	400,808
Total	$2,304,800	$1,109,748

As of June 30, 2013, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 24).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of June 30, 2013, all three loans were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.  During the three months ended June 30, 2013, the Company repaid $384,535 as disclosed in the below table.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of June 30, 2013, the Company was in default on this loan and the interest, accordingly, the Company accrued interest, from the date of the Default, at the rate per annum of the lesser of 24% and the maximum applicable legal rate per annum. The Company currently uses 24% per annum as default interest rate and had interest payable of $1.39 million as of June 30, 2013.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.

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

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of June 30, 2013, the Company had accrued interest of $4,438 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

At June 30, 2013 and December 31, 2012, the short-term loans consisted of the following:

	2013	2012
Credit Union 1	$1,764,125	$1,734,150
Credit Union 2	971,078	954,578
Credit Union 3	178,031	556,837
Promissory Note	50,000	50,000
Loan of U.S. Parent	10,000,000	10,000,000
Total short term loan	$12,963,234	$13,295,565

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Value-added tax	$(174,014)	$(54,727)
Income tax	(8,109)	(7,971)
Other	46,893	60,908
Total	$(135,230)	$(1,790)

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

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The Company expects to pay the remaining amount by the due date of Oct 2014.

At June 30, 2013, the long-term payable consisted of the following:

Long-term payable	$459,627
Less: unamortized interest	(52,810)
Net	406,818
Current portion	300,715
Noncurrent portion	$106,103

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

As of June 30, 2013, future minimum payments for the next year until maturity are as follows:

Year
2014	$300,715

October 2014, maturity date	106,103
Total	$406,818

17. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 43% of sales for the six months ended June 30, 2013, and each customer accounted for 14% and 29% of total sales. Two customers accounted for 48% of sales for the three months ended June 30, 2013, and each customer accounted for 16% and 32% of total sales. At June 30, 2013, total receivables from these customers were $5,155,575.

Two customers accounted for 91% of sales for the six months ended June 30, 2012, and each customer accounted for 58% and 33% of total sales, respectively. Two customers accounted for 91% of sales for the three months ended June 30, 2012, and each customer accounted for 80% and 11% of total sales, respectively.  At June 30, 2012, total receivables from these customers were $1,382,108.

One vendor accounted for 22% of total purchases for the six months ended June 30, 2013. For the three months ended June 30, 2013, two vendors accounted for 36% of total purchases, and each vendor accounted for 24% and 12% of total purchases, respectively. At June 30, 2013, the total payable to these vendors was $0.

For the three months ended June 30, 2012, three vendors accounted for 44% of total purchases, and each vendor accounted for 19%, 13% and 12% of total purchases, respectively. For the three months ended June 30, 2012, one vendor accounted for 25% of total purchases. At June 30, 2012, the total payable to these vendors was $397,189.

18. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $4,71 million as of June 30, 2013, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately-run enterprises. According to this law, privately-run enterprises are generally subject to a tax rate of 25% on income reported in the privately-run enterprises’ financial statements, after appropriate tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Creative Bellows was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2010 through 2012, and 25% for 2013 and the years after.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2013 and 2012:

	2013	2012
U.S. statutory rates (benefit)	(34.0)%	(34)%
Tax rate difference	5.3%	7.2%
Other	-%	-%
Effective tax holiday	%	1.7%
Valuation allowance	28.7%	25.1%
Effective income tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2013 and 2012:

	2013	2012
U.S. statutory rates (benefit)	(34)%	(34)%
Tax rate difference	5.1%	8.1%
Other	-%	-%
Effective tax holiday	-%	1.9%
Valuation allowance	28.9%	24.0%
Effective income tax rate	-%	-%

There were no material temporary differences that resulted in deferred taxes as of June 30, 2013 and December 31, 2012.

19. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expire on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the fair value method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During six and three months ended June 30, 2013 and 2012, there were no warrants exercised into common stock.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10 million. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2013 (See Note 14).  This loan is currently in default at a default interest rate of 24% per annum.

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	2,801,310	$3.71	2.25
Exercisable at January 1, 2013	2,801,310	$3.71	2.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2013	2,801,310	$3.71	1.75
Exercisable at June 30, 2013	2,801,310	$3.71	1.75

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

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	20,000	$8.44	0.53
Exercisable at January 1, 2013	20,000	$8.44	0.53
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2013	20,000	$8.44	0.03
Exercisable at June 30, 2013	20,000	$8.44	0.03

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

There were no options exercised during the six months ended June 30, 2013 and 2012. The Company recorded $0 as compensation expense for stock options for the six months ended June 30, 2013 and 2012, respectively.

21. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, PRC subsidiaries of the Company’s operating subsidiaries in China are required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and have no intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the six months ended June 30, 2013 and 2012.

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

23. CONTINGENCIES AND COMMITMENTS

The Company was required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. In May 2013, the Company applied and was approved for decreasing capital contribution to RMB 122.60 million (US$19.35 million) which is equivalent to Creative Bellows current capital contribution.

24. LITIGATION

As of June 30, 2013, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Going Concern

We incurred a net of $2.28 million for the six months ended June 30, 2013. In addition, we had loans as of June 30, 2013 for $12.91 million and a $50,000 promissory note that are past due. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We plan to negotiate with our lenders to extend the maturity date of our past due loans and are planning to seek additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

RESULTS OF OPERATIONS

The six months ended June 30, 2013, compared to the six months ended June 30, 2012

The following table presents the consolidated results of operations for the six months ended June 30, 2013 and 2012.

	2013		2012
	$	% of Sales	$	% of Sales
Net sales	3,083,648	100%	1,756,331	100%
Cost of goods sold	2,839,545	92%	1,323,911	75%
Gross profit	244,103	8%	432,420	25%
Operating expenses	1,459,243	47%	4,374,139	249%
Loss from operations	(1,215,140)	(39)%	(3,941,719)	(224)%
Total non-operating expense	(1,068,629)	(35)%	(1,150,624)	(66)%
Loss before income tax	(2,283,769)	(74)%	(5,092,343)	(290)%
Income tax expense	-	-	-	-%
Net loss	(2,283,769)	(74)%	(5,092,343)	(290)%

NET SALES

Net sales for the six months ended June 30, 2013 increased to $3.08 million from $1.76 million for the comparable period of 2012, an increase of $1.33 million or 76%. Net sales for the six months ended June 30, 2013, consisted of $0.32 million in sales of bellows expansion joints, $0.56 million in sales of pressure vessels, $0.91 million in sales of wind tower, $0.92 million for other tower products and $0.37 million in other sales. Net sales for the comparable period of 2012 consisted of $0.63 million in sales of bellows expansion joints, $1.01 million in sales of pressure vessels and $0.11 million in other sales. The increase was due to the resume of one wind tower project for $0.91 million in the six months ending June 30, 2013 while we only had $165 sales in Wind Tower accessories in the same period of 2012.  Our ability to raise capital to finance our already signed wind tower contracts has proven impossible in 2012 since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.  We hope we can reconnect to the capital market and raise capital to support our winder tower operations as a result of SEC decision of ordering our stock to be listed on the NASDAQ Stock Market.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the six months ended June 30, 2013 increased to $2.84 million from $1.32 million for the comparable period of 2012. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS was due primarily to increased sales and production. . We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 92% in the six months ended June 30, 2013 compared to 75% for the 2012 period, the increase in COGS to total sales was mainly from increased inventory impairment provision by $0.11 million, as well as increased production of wind tower products which usually have higher production cost.

GROSS PROFIT

Gross profit for the six months ended June 30, 2013 decreased to $0.24 million from $0.43 million for the 2012 period. Profit margin decreased to 8% for the six months ended June 30, 2013 from 25% for the 2012 period, as a result of increased inventory impairment provision and increased production of wind tower products.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2013 decreased to $1.46 million from $4.37 million for the 2012 period. The decrease of operating expense is mainly due to decreased bad debt expense of $672,474 for the six months ended June 30, 2013, while we had $2.81 million bad debt expense for the six months ended June 30, 2012. Operating expenses as a percentage of net sales for the six months ended June 30, 2013 was 47% compared to 249% for the 2012 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the six months ended June 30, 2013 was $1,068,629 and consisted mainly of $1,154,737 in interest expense but offset with net other income of $85,499, compared to $1,150,624 for the six months ended June 30, 2012, which consisted mainly of $699,496 in interest expense and $353,300 liquidated damage for not selling or delivering the products on time.

NET INCOME (LOSS)

Net loss for the six months ended June 30, 2013 was $2.28 million compared to net loss of $5.09 million for the 2012 period. Net loss as a percentage of net sales for the six months ended June 30, 2013 was 74% compared to 290% for the 2012 period. The decrease in net loss was attributable to increased sales and decreased bad debt expense.

The three months ended June 30, 2013, compared to the three months ended June 30, 2012

	2013		2012
	$	% of Sales	$	% of Sales
Net sales	2,830,829	100%	1,170,475	100%
Cost of goods sold	2,409,444	85%	931,453	80%
Gross profit	421,385	15%	239,022	20%
Operating expenses	1,172,051	42%	1,995,983	171%
Loss from operations	(750,666)	(27)%	(1,756,961)	(151)%
Total non-operating expense	(623,263)	(22)%	(754,169)	(64)%
Loss before income tax	(1,373,929)	(49)%	(2,511,130)	(215)%
Income tax expense	-	-	-	-%
Net loss	(1,373,929)	(49)%	(2,511,130)	(215)%

NET SALES

Net sales for the three months ended June 30, 2013 increased to $2.83 million from $1.17 million for the comparable period of 2012, an increase of $1.66 million or 142%. Net sales for the three months ended June 30, 2013, consisted of $0.21 million in sales of bellows expansion joints, $0.56 million in sales of pressure vessels, $0.91 million in sales of wind tower, $0.92 million for other tower products and $0.23 million in other sales. Net sales for the comparable period of 2012 consisted of $0.17 million in sales of bellows expansion joints, $0.93 million in sales of pressure vessels and $0.06 million in other sales. The increase in total net sales was attributable to increased sales in wind tower and slight recovery in China’s economic environment. We sold one wind tower project for $0.91 million in the three months ending June 30, 2013 while we had almost $0 sales for the wind tower in the three months ended June 30, 2012. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC has reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we have had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues. We hope we can reconnect to the capital market and raise capital to support our winder tower operations as a result of SEC decision of ordering our stock to be listed on the NASDAQ Stock Market.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended June 30, 2013 increased to $2.41 million from $0.93 million for the comparable period of 2012. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS was due primarily to increased sales and production. We also faced increased raw material and labor costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 85% in the six months ended June 30, 2013 compared to 80% for the 2012 period, the increase in COGS to total sales was mainly from increased inventory impairment provision and increased production of wind tower product which usually have higher production cost.

GROSS PROFIT

Gross profit for the three months ended June 30, 2013 increased to $0.42 million from $0.24 million for the 2012 period but profit margin decreased to 15% for the three months ended June 30, 2013 from 20% for the 2012 period, as we explained above.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2013 decreased to $1.17 million from $2.00 million for the 2012 period. The decrease of operating expense is mainly due to the decreased bad debt expense of  $672,474 for the six months ended June 30, 2013, while we had $1.41 million bad debt expense for the three months ended June 30, 2012.  Operating expenses as a percentage of net sales for the three months ended June 30, 2013 was 41% compared to 171% for the 2012 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the three months ended June 30, 2013 was $623,263 and consisted mainly of $705,966 in interest expense but offset with net other income of $82,413, compared to $754,169 for the three months ended June 30, 2012, which consisted mainly of $303,616 in interest expense and net other expense of $451,882.

NET INCOME (LOSS)

Net loss for the three months ended June 30, 2013 was $1.37 million comparing with net loss of $2.51 million for the 2012 period. Net loss as a percentage of net sales for the three months ended June 30, 2013 was 49% compared to 215% for the 2012 period. The decrease in net loss was attributable to increased sales of wind towers and decreased bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

The six months ended June 30, 2013, compared to the six months ended June 30, 2012

Our operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of June 30, 2013, we had cash and equivalents of $123,466, other current assets of $25,584,170 and current liabilities of $19,512,050. Working capital was $6,195,586 at June 30, 2013. The ratio of current assets to current liabilities was 1.32-to-1 as of June 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and 2012:

	2013	2012
Cash used in:
Operating activities	$469,216	$88,086
Investing activities	83,973	(599,884)
Financing activities	(474,052)	(504,430)

Net cash provided by operating activities was $469,216 for the six months ended June 30, 2013, compared to $88,086 for the 2012 period. The increase in net cash provided in operating activities during the six months ended June 30, 2013 was due mainly to the decreased net loss, decreased retention and notes receivable outstanding, and increased advance from customers.

Net cash provided by investing activities was $ 83,973 during the six months ended June 30, 2013 compared to net cash used in investing activities of $0.60 million for the 2012 period. The cash provided by investing activities in the six months ended June 30, 2013 was for the payment of $96,134 from cancellation of long-term investment, but offset with payment for purchasing of property and equipment for $12,161.  In the six months ended June 30, 2012, we made payments of $2,490 for the purchase of property and equipment, $0.57 million for prepayment of construction, and $25,050 for construction in progress.

Net cash used in financing activities was $0.47 million for the six months ended June 30, 2013 compared to net cash used in financing activities of $0.50 million for the 2012 period. The cash outflow in the six months ended June 30, 2013 was from increased due from shareholder of $89,517 and repayment of $384,535 for the short-term loan. .In the six months ended June 30, 2012, we repaid $95,554 for a short-term loan, $26,785 net payment to the shareholder, and repayment of long-term payable of $0.38 million.

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

As of June 30, 2013, we had accounts receivable of $7,206,973 (before bad debt allowance of $5,105,160), of which $1,126,175 was current, $0 had aging over 30 days, $190,874 had aging over 90 days, $1,569,525 had aging over 180 days and $4,320,399 had aging over 360 days.

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

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on December 13, 2015 and entitle the holders to purchase 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at 10% payable quarterly beginning on December 13, 2010, and had a maturity date of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5%, payable quarterly in advance. The loan was in default as of June 30, 2013, and accrued at a default interest rate of 24% per annum.

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or the LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs in five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment amount. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The Company expects to pay the remaining amount in full by October 2014.

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $555,059 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of June 30, 2013, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right. During the three months ended June 30, 2013, the Company repaid $384,535.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5% per annum, payable quarterly in advance. As of June 30, 2013, the Company was in default on both the loan principal and interest payment and had interest payable of $1.39 million.  Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Noteholder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24% per annum.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% per annum during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Noteholder’s request.  The promissory note has a default rate of 24% per annum.

On December 14, 2011, the Company entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At June 30, 2013, the Company had short-term loans outstanding of $12,963,234.

Pending Litigation

As of June 30, 2013, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

In 2012, Creative Bellows was in dispute with Shenyang Tiandi Express Co., Ltd. (Tiandi).  Creative Bellows claimed damages of $32,000 (RMB 200,000) for damage to wind during transportation by Tiandi. The court in this dispute initially decided in favor of Creative Bellows, but only for a refund of the $1,000 (RMB 7,000) transportation fee. Creative Bellows appealed the court’s decision, and on May 22, 2012, the court of appeal revoked the original judgment and sent the case back to the county level for a rehearing. On December 13, 2012, the Court issued the judgment to request Tiandi compensate Creative Bellows for RMB 27,000 ($4,290), consisting of transportation fee of RMB 7,000 ($1,110) and product repair fee of RMB 20,000 ($3,180).  On March 29, 2013, in response to Creative Bellows’ appeal, the Court affirmed the original judgment issued on December 13, 2012.

On January 5, 2012, the Company filed an amended complaint in the United States District Court for the Southern District of New York against the NASDAQ Stock Market, LLC and NASDAQ OMX Group, referred to collectively as NASDAQ. The Company alleged that NASDAQ’s actions resulted in a violation of the Company’s equal protection rights under the United States Constitution, amounted to selective prosecution and intentionally breached the Company’s attorney-client privilege.  The Company sought a permanent injunction enjoining NASDAQ from using its discriminatory policies against the Company and also sought at least $300 million in monetary damages.  On January 31, 2012, the amended complaint was dismissed on the basis of a lack of subject matter jurisdiction. The Company did not appeal to the Second Circuit Court of Appeals so it could focus on its appeal to the SEC of NASDAQ Listing Qualifications determination to delist the Company’s common stock.

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

On March 21, 2012, Fensterstock & Partners LLP filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2013, Creative Bellows had a case pending in arbitration for the recovery of approximately $159,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

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

On March 21, 2012, Fensterstock & Partners LLP filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The Company intends to continue to defend itself against the claims asserted.  On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP in the amount of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of June 30, 2013, all three loans were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of June 30, 2013, the Company was in default on this loan and the interest, accordingly, the Company accrued interest, from the date of the Default, at the rate per annum of the lesser of 24% or the maximum applicable legal rate per annum. The Company currently uses 24% per annum as default interest rate and had interest payable of $1.39 million as of June 30, 2013.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.

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

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of June 30, 2013, the Company had accrued interest of $4,438 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

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