Form 10-Q
period 2013-09-30
CleanTech Innovations, Inc.
filed 2014-01-06
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTERMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and equivalents	$783,993	$42,996
Restricted cash	273,676	267,689
Accounts receivable, net	2,224,837	2,548,834
Other receivables and deposits, net	1,882,820	233,570
Retentions receivable, net	711,571	3,297,533
Advances to suppliers, net	4,154,551	10,727,685
Taxes receivable	328,584	1,790
Inventories, net	10,401,685	8,117,227
Due from shareholder	72,778	89,336
Notes receivable	188,500	850,529

Total current assets	21,022,995	26,177,189

NONCURRENT ASSETS:
Long term investment	-	95,458
Advance for equipment purchase	77,116	-
Prepayments	320,481	318,609
Construction in progress	1,936,768	1,894,400
Property and equipment, net	10,439,040	10,626,245
Land use right and patents, net	4,099,838	4,078,260

Total non current assets	16,873,243	17,012,972

TOTAL ASSETS	$37,896,238	$43,190,161

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,398,406	$2,376,229
Accrued expenses	2,861,027	1,109,748
Advance from customers	2,155,952	1,385,976
Short term loans	13,335,814	13,295,565
Short term payable, net of unamortized interest	408,765	87,172

Total current liabilities	21,159,964	18,254,690

NONCURRENT LIABILITIES:
Long term payables, net of unamortized interest	15,233	283,099

Total Liabilities	21,175,197	18,537,789

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250
Additional paid in capital	20,649,093	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	3,836,219	3,104,407
Retained earnings (Accumulated deficit)	(8,868,660)	(205,515)

Total stockholders' equity	16,721,041	24,652,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,896,238	$43,190,161

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net sales	$4,146,878	$2,311,981	$1,063,230	$555,650
Cost of goods sold	3,617,684	1,681,190	778,139	357,279

Gross profit	529,194	630,791	285,091	198,371

Operating expenses
Selling	458,118	202,646	236,431	67,758
General and administrative	1,290,099	1,745,036	725,017	318,602
Bad debt	5,748,947	2,808,542	5,076,473	(4,275)

Total operating expenses	7,497,164	4,756,224	6,037,921	382,085

Loss from operations	(6,967,970)	(4,125,433)	(5,752,830)	(183,714)

Non-operating income (expenses)
Interest income	891	5,432	282	1,001
Interest expense	(1,785,571)	(1,020,403)	(630,834)	(320,907)
Other income	432,823	47,913	9,731	24,332
Other expenses	(343,317)	(494,000)	(5,724)	(14,860)

Total non-operating expenses, net	(1,695,175)	(1,461,058)	(626,546)	(310,434)

Loss before income tax	(8,663,145)	(5,586,491)	(6,379,376)	(494,148)
Income tax expense	-	-	-	-

Net loss	(8,663,145)	(5,586,491)	(6,379,376)	(494,148)
Foreign currency translation gain (loss)	731,812	(245,356)	130,715	(99,339)

Comprehensive loss	$(7,931,333)	$(5,831,847)	$(6,248,661)	$(593,487)

Basic and diluted weighted average shares outstanding	24,982,822	24,982,822	24,982,822	24,982,822

Basic and diluted loss per share	$(0.35)	$(0.22)	$(0.26)	$(0.02)

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,663,145)	$(5,586,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	504,637	510,476
Amortization of interest	44,959	69,949
Increase in bad debt allowance	5,748,947	2,808,542
Provision for inventory impairment	122,347	-
(Increase) decrease in assets:
Restricted cash	-	546,912
Accounts receivable	377,724	2,956,954
Retentions receivable	948,751	(510,688)
Notes receivable	673,752	(721,230)
Other receivables, deposits and prepayments	1,042,194	(206,924)
Advances to suppliers	(66,944)	1,291,951
Inventories	(2,202,726)	(2,370,777)
Increase (decrease) in liabilities:
Accounts payable	(30,632)	56,371
Accrued expenses	1,742,369	769,224
Advance from customers	731,059	1,179,694
Taxes payable	(323,252)	(299,119)

Net cash provided by operating activities	650,039	494,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(25,012)
Acquisition of property & equipment	(15,444)	(3,149)
Prepayment for construction	-	(577,054)
Long term investment receipt	96,547	-

Net cash provided by (used in) investing activities	81,103	(605,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	358,033	-
Payments on long term payable	-	(381,510)
Due from shareholder	18,357	105,611
Advance from shareholder	-	(209,519)
Repayment of short term loans	(386,187)	(94,982)

Net cash used in financing activities	(9,798)	(580,400)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	19,653	(3,458)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	740,997	(694,229)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	42,996	1,073,058

CASH & EQUIVALENTS, END OF PERIOD	$783,993	$378,829

Supplemental Cash flow data:
Income tax paid	$-	$69,205
Interest paid	$205,159	$273,077

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) was incorporated in the PRC province of Liaoning on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, the three individual shareholders of Creative Bellows established Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). During 2009, the three shareholders transferred their Creative Wind Power shares to Creative Bellows at cost; as a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind tower components designed and manufactured by Creative Bellows.

The consolidated interim financial information as of September 30, 2013 and for the nine and three month periods ended September 30, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that were filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a net loss of $8.66 million for the nine months ended September 30, 2013. In addition, the Company had loans of $2.93 million and promissory notes of $10 million and  $50,000 that are past due. Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, the default promissory note of $10 million became payable upon Note-holder’s request (See Note 14).  The Company has been unable to raise funds from the U.S. markets to pay off these obligations due to the decision by NASDAQ of delisting the Company’s common stock. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. However, on July 11, 2013, SEC reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock be listed on the NASDAQ Stock Market.   The Company is seeking to obtain additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances were eliminated in consolidation.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. The Company does not anticipate any significant credit risk because the majority of its customers are large, well-capitalized state-owned and publicly traded utility and industrial companies with stable operations. Based on its historical collection activity, the Company had allowances for bad debts of $4,447,160 and $4,350,671 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, the Company had gross retentions receivable for product quality assurance of $2,412,253 and $3,297,533, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company had allowances for retentions receivable of $1,700,682 and $0 at September 30, 2013 and December 31, 2012, respectively.

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
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

The Company’s standard payment terms with its wind tower customers generally provide that 10% of the purchase price is due upon the Company’s deposit of restricted cash into a bank account as a contract guarantee, 20% upon the Company’s purchase of raw material for the order, 10% upon delivery of the base ring component of the wind towers, 30% upon delivery of the wind tower tube sections and 20% upon customer inspection and acceptance of the product, which customers normally complete within 1-2 weeks after delivery. As a common practice in the manufacturing business in PRC, payment of the final 10% of the purchase price is due no later than the termination date of the product warranty, which can be up to 12 months from the customer acceptance date. The final 10% of the purchase price (retentions receivable) is recognized as revenue upon customer acceptance of the product. For the Company’s bellows expansion joints and pressure vessels, payment terms are negotiated on a case-by-case basis and these payment percentages and terms may differ for each customer.

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of September 30, 2013, the Company accrued $8,611 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity for the nine months ended September 30, 2013 and year ended December 31, 2012, is as follows:

	2013	2012
Balance at beginning of period	$9,790	$11,094
Foreign currency translation loss	(1,179)	(1,304)
Actual costs incurred		-
Ending balance (accrued expense)	$8,611	$9,790

After the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the nine months ended September 30, 2013 and years ended December 31, 2012, the Company had no after-sales services income.  The warranty reserve is included in accrued expense (Note 13).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which are attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the nine months ended September 30, 2013 and 2012, R&D was $138,083 and $339,871, respectively, and was included in general and administrative expenses. For the three months ended September 30, 2013 and 2012, R&D was $31,896 and $57,361, respectively.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2013 and 2012, shipping and handling costs were $239,877 and $94,851, respectively. During the three months ended September 30, 2013 and 2012, shipping and handling costs were $152,469 and $56,882, respectively.

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

The warrants and options to purchase up to 1,987,500 and 2,821,310 shares of common stock were anti-dilutive during the nine and three months ended September 30, 2013 and 2012, respectively.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant-date fair value (“FV”) of stock options and other equity-based compensation issued to employees and non-employees.

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

The RMB to USD exchange rates in effect as of September 30, 2013 and December 31, 2012, were $1 = RMB 6.1480 and $1 = RMB 6.2855, respectively. The average RMB to USD exchange rates in effect for the nine months ended September 30, 2013 and 2012, were $1 = RMB 6.2146 and $1 = RMB 6.3074, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the nine and three months ended September 30, 2013 and 2012, included net income (loss) and foreign currency translation adjustments.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Following is a summary of sales by products for the nine months ended September 30, 2013 and 2012:

	2013	2012

Bellows expansion joints and related	$684,227	$687,008
Pressure vessels	824,196	1,485,613
Wind towers	1,060,915	165
Other - resale of raw materials	1,577,540	139,196
	$4,146,878	$2,311,981

Following is a summary of sales by products for the three months ended September 30, 2013 and 2012:

	2013	2012

Bellows expansion joints and related	$359,228	$56,640
Pressure vessels	268,482	474,726
Wind towers	155,449	-
Other - resale of raw materials	280,071	24,284
	$1,063,230	$555,650

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of September 30, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. OTHER RECEIVABLES (NET) AND DEPOSITS

Other receivables and deposits consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Deposits for contract bids	$52,587	$132,008
Advance to employees	382,689	51,453
Advance to unrelated party company	292,778	-
Deposit for land use right bid	325,309	-
Other	1,421,073	50,109
Less: bad debt allowance	(591,616)	-
Total	$1,882,820	$233,570

As of September 30, 2013, other of $1,421,073 mainly consisted of the receivables from suppliers, which the Company previously prepaid for raw material purchases but the purchase orders were later cancelled by the Company. The Company expected to collect the payments by the end of 2013.   Advance to unrelated party company of $292,778 was a short-term loan, bore no interest, and payable upon demand.  Deposit of $325,309 was an initial deposit for company to bid for a land use right; however, this deposit will be refunded to the Company if the Company failed the bidding for the purchase.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

5. INVENTORIES

Inventories consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Raw materials	$2,415,354	$1,472,427
Finished goods	3,125,354	3,709,225
Work in process	5,198,684	3,144,928
Less: allowance for inventory impairment	(337,707)	(209,353)
Total	$10,401,685	$8,117,227

6. DUE FROM SHAREHOLDER

As of September 30, 2013 and December 31, 2012, the Company advanced $72,778 and $89,336, respectively, to the Company’s CEO, who is also a shareholder of the Company, for her to negotiate and purchase certain raw materials, pay the expenses of biding the contracts on Company’s behalf, as well as the advance for the CEO’s business trip.

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of September 30, 2013, the Company had notes receivable of $0.82 million that were endorsed to vendors as payments for the Company’s obligation (contingent liability).

8. LONG-TERM INVESTMENT

On June 10, 2009, Creative Bellows made an investment with a credit union and purchased 600,000 credit union shares for $95,000 (RMB 600,000). As a result of this investment, Creative Bellows became a 0.57% shareholder in the credit union. The Company accounted for this investment using the cost method. During the quarter ended June 30, 2013, the Company cancelled the investment, and received the full refund of $95,000 (RMB 600,000).

9. PREPAYMENTS

Noncurrent portion of the prepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At September 30, 2013 and December 31, 2012, the Company had construction in progress of $1,936,768 and $1,894,400, respectively, to rebuild and improve its workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project is approximately $1.94 million. As of September 30, 2013, the Company was in the final state of wrapping up the construction.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Buildings	$8,632,164	$8,443,329
Equipment and machinery	3,424,805	3,335,885
Vehicle	53,188	52,025
Office equipment	107,323	103,706
Total	12,217,480	11,934,945
Accumulated depreciation	(1,778,440)	(1,308,700)
Net value	$10,439,040	$10,626,245

Depreciation for the nine months ended September 30, 2013 and 2012 was $435,751 and $426,438, respectively. Depreciation for the three months ended June 30, 2013 and 2012, was $146,360 and $142,518, respectively.

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

Intangible assets as of September 30, 2013 and December 31, 2012 were as follows:

	2013	2012
Land use right	$4,545,553	$4,446,116
Patents	16,265	15,910
Total	4,561,819	4,462,026
Accumulated amortization	(461,981)	(383,766)
Net	$4,099,838	$4,078,260

Amortization of intangible assets for the nine months ended September 30, 2013 and 2012 was $68,886 and $84,038, respectively. Amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $23,158 and $22,497, respectively. At September 30, 2013, annual amortization for the next five years was expected to be as follows:

Year	Amount
2014	$92,844
2015	92,844
2016	92,844
2017	92,844
2018	92,844
Thereafter	3,635,618
Total	$4,099,838

As of September 30, 2013, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

13. ACCRUED EXPENSES

Accrued expenses at September 30, 2013 and December 31, 2012 were as follows:

	2013	2012
Payroll-related	$112,891	$34,634
Warranty (note 2)	8,611	9,790
Other	381,526	110,928
Accrued interest	1,957,191	499,495
Accrued outsourcing labor cost	-	54,093
Accrued legal expense	400,808	400,808
Total	$2,861,027	$1,109,748

As of September 30, 2013, the Company had $400,808 accrued legal expense for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 24).

Accrued interest included interest on promissory notes, line of credit and credit union loans and interest on amount owed to legal expenses (See Note 14 & 24).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000), as per the agreement and, as such, the extension of maturity date was not granted.  As of September 30, 2013, all three loans were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.  During the nine months ended September 30, 2013, the Company repaid $0.38 million. As of September 30, 2013, the Company accrued $105,400 interest on these loans.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of September 30, 2013, the Company was in default on this loan and the interest, accordingly, the Company accrued interest, from the date of the Default, at the lesser of 24% or the maximum applicable legal. The Company currently uses 24% as default interest rate and had interest payable of $1.79 million as of September 30, 2013.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24%.  As of September 30, 2013, the Company borrowed $0.36 million from credit line payable and accrued interest of $1,582.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of September 30, 2013, the Company had accrued interest of $5,195 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

At September 30, 2013 and December 31, 2012, the short-term loans consisted of the following:

	2013	2012
Credit Union 1, China subsidiary	$1,772,934	$1,734,150
Credit Union 2, China subsidiary	975,927	954,578
Credit Union 3, China subsidiary	178,920	556,837
Promissory Note of US parent	50,000	50,000
Loan of U.S. Parent	10,000,000	10,000,000
Credit line payable of U.S. Parent	358,033	-
Total short term loan	$13,335,814	$13,295,565

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Value-added tax	$(382,521)	$(54,727)
Income tax	(8,149)	(7,971)
Other	62,086	60,908
Total	$(328,584)	$(1,790)

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

The Company recorded the cost of construction at the present value of the five annual payments by imputing interest of 9% from when the Company started using the plant. Depreciation of the construction cost and amortization of the unamortized interest commenced on the date of occupation and use. The Company started using the plant on August 30, 2010. The certificate of the property ownership was received in the third quarter of 2011.

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The Company expects to pay the remaining amount by the due date of October 2014.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

At September 30, 2013, the long-term payable consisted of the following:

Long-term payable	$461,923
Less: unamortized interest	(37,925)
Net	423,998
Current portion	408,765
Noncurrent portion	$15,233

As of September 30, 2013, future minimum payments for the next year until maturity are as follows:

Year
2014	$408,765
October 2014, maturity date	15,233
Total	$423,998

17. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 39% of sales for the nine months ended September 30, 2013, and each customer accounted for 13% and 26% of total sales, respectively. Six customers accounted for 88% of sales for the three months ended September 30, 2013, and each customer accounted for 25%, 15%, 14%, 13%, 11%, and 10% of total sales, respectively. At September 30, 2013, total receivables from these customers were $4,140,566.

Two customers accounted for 91% of sales for the nine months ended September 30, 2012, and each customer accounted for 64% and 27% of total sales, respectively. One customer accounted for 85% of sales for the three months ended September 30, 2012. At September 30, 2012, total receivables from these customers were $298,426.

Two vendors accounted for 42% of total purchases for the nine months ended September 30, 2013, and each vendor accounted for 26%, and 16% of total purchases, respectively. For the three months ended September 30, 2013, two vendors accounted for 70% of total purchases, and each vendor accounted for 39% and 31% of total purchases, respectively. At September 30, 2013, the total payable to these vendors was $749,525.

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

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $5.53 million as of September 30, 2013, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the nine months ended September 30, 2013 and 2012:

	2013	2012
U.S. statutory rates (benefit)	(34.0)%	(34)%
Tax rate difference	7.2%	7.0%
Other	-%	-%
Effective tax holiday	-%	2.1%
Valuation allowance	26.8%	24.9%
Effective income tax rate	-%	-%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended September 30, 2013 and 2012:

	2013	2012
U.S. statutory rates (benefit)	(34)%	(34)%
Tax rate difference	7.8%	6.3%
Other	-%	-%
Effective tax holiday	-%	6.9%
Valuation allowance	26.2%	20.8%
Effective income tax rate	-%	-%

There were no material temporary differences that resulted in deferred taxes as of September 30, 2013 and December 31, 2012.

19. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expired on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During nine and three months ended September 30, 2013 and 2012, there were no warrants exercised into common stock. The unexercised warrants expired on July 11, 2013.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	2,801,310	$3.71	2.25
Exercisable at January 1, 2013	2,801,310	$3.71	2.25
Granted	-	-	-
Exercised	-	-	-
Expired	813,810	3.00	-
Outstanding at September 30, 2013	1,987,500	$4.00	2.20
Exercisable at September 30, 2013	1,987,500	$4.00	2.20

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	20,000	$8.44	0.53
Exercisable at January 1, 2013	20,000	$8.44	0.53
Granted	-	-	-
Exercised	-	-	-
Expired	20,000	8.44	-
Outstanding at September 30, 2013	-	$-	-
Exercisable at September 30, 2013	-	$-	-

There were no options exercised during the nine months ended September 30, 2013 and 2012. The Company recorded $0 as compensation expense for stock options for the nine months ended September 30, 2013 and 2012, respectively.  The options expired July 12, 2013.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the nine months ended September 30, 2013 and 2012.

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
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

24. LITIGATION

As of September 30, 2013, Creative Bellows had a case pending in arbitration for the recovery of $162,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full, the Company accrued $57,000 interest expense as of September 30, 2013.

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

Going Concern

We incurred a net loss of $8.66 million for the nine months ended September 30, 2013. In addition, we had loans as of September 30, 2013 for $2.93 million and promissory notes of $10 million and $50,000 that are past due. Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, the default promissory note of $10 million became payable upon Note-holder’s request. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are seeking to obtain additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

Accounts and Retentions Receivable

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

We initiated sales of our wind towers in 2010, which have a comparatively lower margin then our bellows expansion joints and pressure vessels because of higher raw material costs. Gross margins for our bellows expansion joints and pressure vessels decreased since 2010 as we have broadened these product lines to include more components with lower margins. Higher raw material costs in 2012 and 2013 decreased our gross margins on all products, but as our overall mix of products and product gross margins continue to broaden, we expect the gross margins of our product lines to converge and stabilize in the long run. As a result, management views our business and operations for all product lines as a blended gross margin when determining future growth, return on investment and cash flows. Accordingly, management has concluded that we have one reportable segment under ASC 280 because: (i) all of our products are created with similar production processes, in the same facilities, under the same regulatory environment and sold to similar customers using similar distribution systems; and (ii) gross margins of all product lines have been converging and should continue to converge.

RESULTS OF OPERATIONS

The nine months ended September 30, 2013, compared to the nine months ended September 30, 2012

The following table presents the consolidated results of operations for the nine months ended September 30, 2013 and 2012.

	2013		2012
	$	% of Sales	$	% of Sales
Net sales	4,146,878	100%	2,311,981	100%
Cost of goods sold	3,617,684	87%	1,681,190	73%
Gross profit	529,194	13%	630,791	27%
Operating expenses	7,497,164	181%	4,756,224	206%
Loss from operations	(6,967,970)	(168)%	(4,125,433)	(179)%
Total non-operating expense	(1,695,175)	(41)%	(1,461,058)	(63)%
Loss before income tax	(8,663,145)	(209)%	(5,586,491)	(242)%
Income tax expense	-	-%	-	-%
Net loss	(8,663,145)	(209)%	(5,586,491)	(242)%

NET SALES

Net sales for the nine months ended September 30, 2013 increased to $4.15 million from $2.31 million for the comparable period of 2012, an increase of $1.83 million or 79%. Net sales for the nine months ended September 30, 2013, consisted of $0.68 million in sales of bellows expansion joints, $0.82 million in sales of pressure vessels, $1.06 million in sales of wind towers, $1.04 million for other tower products and $0.54 million in other sales. Net sales for the comparable period of 2012 consisted of $0.69 million in sales of bellows expansion joints, $1.49 million in sales of pressure vessels and $0.14 million in other sales. The increase was due to the sale of seven wind tower projects for $1.06 million in the nine months ending September 30, 2013 while we only had $165 sales in wind tower accessories in the comparable period of 2012.  Our ability to raise capital to finance our already signed wind tower contracts has proven impossible in 2012 since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It has also negatively impacted our ability to execute on already announced and signed contracts and as a result, we had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues.  We hope we can reconnect to the capital market and raise capital to support our winder tower operations as a result of SEC decision of ordering our stock listed on the NASDAQ Stock Market.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the nine months ended September 30, 2013 increased to $3.62 million from $1.68 million for the comparable period of 2012. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS was due primarily to increased sales and production. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 87% in the nine months ended September 30, 2013 compared to 73% for the 2012 period, the increase in COGS to total sales was mainly due to increased production of wind tower products which usually have higher production cost including increased fixed costs such as depreciation and salary expense, and increased inventory impairment provision by $0.12 million.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2013 decreased to $0.53 million from $0.63 million for the 2012 period. Profit margin decreased to 13% for the nine months ended September 30, 2013 from 27% for the 2012 period, as a result of inventory impairment provision of $122,347, and increased production of wind tower products including increased fixed cost.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2013 increased to $7.50 million from $4.76 million for the 2012 period. The increase of operating expense is mainly due to increased bad debt expense of $5.75 million for the nine months ended September 30, 2013, while we had $2.81 million bad debt expense for the nine months ended September 30, 2012. Operating expenses as a percentage of net sales for the nine months ended September 30, 2013 was 181% compared to 206% for the 2012 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the nine months ended September 30, 2013 was $1,695,175 and consisted mainly of $1,785,571 in interest expense offset with net other income of $89,505, compared to $1,461,058 for the nine months ended September 30, 2012, which consisted mainly of $1,020,403 in interest expense and $353,300 liquidated damage for not selling or delivering the products on time.

NET INCOME (LOSS)

Net loss for the nine months ended September 30, 2013 was $8.66 million compared to net loss of $5.59 million for the 2012 period. Net loss as a percentage of net sales for the nine months ended September 30, 2013 was 209% compared to 242% for the 2012 period. The increase in net loss was attributable to increased bad debt provision and inventory impairment provision.

The three months ended September 30, 2013, compared to the three months ended September 30, 2012

	2013		2012
	$	% of Sales	$	% of Sales
Net sales	1,063,230	100%	555,650	100%
Cost of goods sold	778,139	73%	357,279	64%
Gross profit	285,091	27%	198,371	36%
Operating expenses	6,037,921	568%	382,085	69%
Loss from operations	(5,752,830)	(541)%	(183,714)	(33)%
Total non-operating expense	(626,546)	(59)%	(310,434)	(56)%
Loss before income tax	(6,379,376)	(600)%	(494,148)	(89)%
Income tax expense	-	-%	-	-%
Net loss	(6,379,376)	(600)%	(494,148)	(89)%

NET SALES

Net sales for the three months ended September 30, 2013 increased to $1.06 million from $0.56 million for the comparable period of 2012, an increase of $0.51 million or 91%. Net sales for the three months ended September 30, 2013, consisted of $0.36 million in sales of bellows expansion joints, $0.26 million in sales of pressure vessels, $0.15 million in sales of wind towers, $0.12 million for other tower products and $0.17 million in other sales. Net sales for the comparable period of 2012 consisted of $0.06 million in sales of bellows expansion joints, $0.48 million in sales of pressure vessels and $0.03 million in other sales. The increase in total net sales was attributable to increased sales of bellows expansion joints and wind tower, and slight recovery in China’s economic environment. We sold one wind tower for $0.15 million in the three months ending September 30, 2013 while we had almost $0 sales for the wind tower in the three months ended September 30, 2012. Our ability to raise capital to finance our already signed wind tower contracts has proven impossible since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock listed on the NASDAQ Stock Market. We believe NASDAQ’s delisting decision caused irreparable harm to our operations, reputation and shareholders. It also negatively impacted our ability to execute on already announced and signed contracts and as a result, we had no choice but to transfer fulfillment of certain contracts to third parties and lose such related revenues. We hope we can reconnect to the capital market and raise capital to support our winder tower operations as a result of SEC decision of ordering our stock listed on the NASDAQ Stock Market.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended September 30, 2013 increased to $0.78 million from $0.36 million for the comparable period of 2012. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS was due primarily to increased sales and production. We also faced increased raw material and labor costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 73% in the three months ended September 30, 2013 compared to 64% for the 2012 period, the increase in COGS to total sales was mainly from increased inventory impairment provision and increased production of wind tower product which usually have higher production cost.

GROSS PROFIT

Gross profit for the three months ended September 30, 2013 increased to $0.29 million from $0.2 million for the 2012 period, but profit margin decreased to 27% for the three months ended September 30, 2013 from 36% for the 2012 period, as we explained above.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2013 increased to $6.04 million from $0.4 million for the 2012 period. The increase of operating expense is mainly due to the increased selling expense resulting from increased sales, and increased bad debt expense of $5.08 million for the three months ended September 30, 2013, while we had $(4,275) bad debt expense for the three months ended September 30, 2012.  Operating expenses as a percentage of net sales for the three months ended September 30, 2013 was 568% compared to 69% for the 2012 period.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the three months ended September 30, 2013 was $626,546 and consisted mainly of $630,834 in interest offset with net other income of $4,006, compared to $310,434 for the three months ended September 30, 2012, which consisted mainly of $320,907 interest offset with net other income of $9,472.

NET INCOME (LOSS)

Net loss for the three months ended September 30, 2013 was $6.38 million compared to net loss of $0.49 million for the 2012 period. Net loss as a percentage of net sales for the three months ended September 30, 2013 was 600% compared to 89% for the 2012 period. The increase in net loss was mainly attributable to increased bad debt expense of $5.08 million.

LIQUIDITY AND CAPITAL RESOURCES

The nine months ended September 30, 2013, compared to the nine months ended September 30, 2012

Our operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of September 30, 2013, we had cash and equivalents of $783,993, other current assets of $20,239,002 and current liabilities of $21,159,964. Working capital deficit of $136,969 at September 30, 2013. The ratio of current assets to current liabilities was 1-to-1 as of September 30, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	2013	2012
Cash used in:
Operating activities	$650,039	$494,844
Investing activities	81,103	(605,215)
Financing activities	(9,798)	(580,400)

Net cash provided by operating activities was $650,039 for the nine months ended September 30, 2013, compared to $494,844 for the 2012 period. The increase in net cash provided in operating activities during the nine months ended September 30, 2013 was due mainly to decreased other receivables outstanding and increased accrued expenses.

Net cash provided by investing activities was $81,103 during the nine months ended September 30, 2013 compared to net cash used in investing activities of $605,215 for the 2012 period. The cash provided by investing activities in the nine months ended September 30, 2013 was for the receiving of payment of $96,547 from cancellation of long-term investment offset with payment for purchasing of property and equipment for $15,444.  In the nine months ended September 30, 2012, we made payments of $3,149 for the purchase of property and equipment, $0.58 million for prepayment of construction, and $25,012 for construction in progress.

Net cash used in financing activities was $9,798 for the nine months ended September 30, 2013 compared to net cash used in financing activities of $0.58 million for the 2012 period. The cash outflow in the nine months ended September 30, 2013 was for repayment of $386,187 for the short-term loan offset with a payment from shareholder of $18,357 and proceeds from credit line of $358,033. In the nine months ended September 30, 2012, we repaid $94,982 for a short-term loan, $103,908 net payment to the shareholder, and repayment of long-term payable of $0.38 million.

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

As of September 30, 2013, we had accounts receivable of $6,671,997 (before bad debt allowance of $4,447,160), of which $179,245 was current, $252,502 had aging over 30 days, $1,868,146 had aging over 90 days, $12,657 had aging over 180 days and $4,359,447 had aging over 360 days.

Private Placements

On July 12, 2010, we completed a private placement pursuant to which we sold 3,333,322 units, consisting of one share of our common stock and a warrant to purchase 15% of one share of our common stock, at $3.00 per unit for a total of $10,000,000. The warrants were immediately exercisable, expired on July 12, 2013 and entitled the holders to purchase 499,978 shares of our common stock at $3.00 per share. We may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of our common stock to the placement agents in the private placement.

On December 13, 2010, we completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors for working capital to allow us to bid on new wind tower contracts. In a private placement of equity, we sold 2,500,000 units, consisting of one share of our common stock and a warrant to purchase 67.5% of one share of our common stock, at $4.00 per unit for a total of $10,000,000. The warrants are immediately exercisable, expire on December 13, 2015 and entitle the holders to purchase 1,687,500 shares of our common stock at $4.00 per share. We also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 300,000 shares of our common stock to the placement agent in the private placement. Concurrently with this private placement, we entered into a long-term loan agreement, evidenced by a loan agreement and a promissory note, with NYGG (Asia), Ltd. for $10,000,000. The loan bears interest at 10% payable quarterly beginning on December 13, 2010, and had a maturity date of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5%, payable quarterly in advance. The loan was payable on Note-holder’s request as of September 30, 2013, and accrued at a default interest rate of 24%.

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs in five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment amount. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). The Company expects to pay the remaining amount in full by October 2014.

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $555,059 from three different credit unions. Each loan bore interest of 7.2% and each was set to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted. As of September 30, 2013, all three loans were in default and an extra 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right. During the nine months ended September 30, 2013, the Company repaid $0.38 million.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to extend the maturity to date to March 1, 2013, and to change the interest rate to 8.5%, payable quarterly in advance. As of September 30, 2013, the Company was in default on both the loan principal and interest payment and had interest payable of $1.79 million.  Through a new Promissory Note Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Noteholder’s request with default interest rate of lesser of 24% or maximum legal rate is applicable as part of event of default which occurred on March 1, 2013. The Company currently uses default interest rate of 24%.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% during the first 6 months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Noteholder’s request.  The promissory note has a default rate of 24%.

On December 14, 2011, the Company entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At September 30, 2013, the Company had short-term loans outstanding of $13,335,814.

Pending Litigation

As of September 30, 2013, Creative Bellows had a case pending in arbitration for the recovery of $162,000 (RMB 1 million). Creative Bellows filed the arbitration proceeding for a contract breach by Dongbei Jincheng Construction Co., Ltd., which was a contractor on the Company’s plant construction, for not completing quality construction work. The case is scheduled for litigation.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP of 423,333.26 plus interest at 9% accruing from March 1, 2012 until paid in full.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and each was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October of 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000) as per the agreement and, as such, the extension of maturity date was not granted.  As of September 30, 2013, all three loans were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. As of September 30, 2013, the Company was in default on this loan and the interest, accordingly, the Company accrued interest, from the date of the Default, at the rate per annum of the lesser of 24% or the maximum applicable legal rate per annum. The Company currently uses 24% per annum as default interest rate and had interest payable of $1.79 million as of September 30, 2013.  After August 13, 2013, the interest rate on the $10 million loan will be 8.5%.

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

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of September 30, 2013, the Company had accrued interest of $5,195 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

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