Form 10-K
period 2013-12-31
CleanTech Innovations, Inc.
filed 2014-04-15
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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

The aggregate market value of the voting common equity held by non-affiliates was $3,777,139, based on the closing price of such common equity as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 4, 2014, there were 24,982,822 shares of the registrant’s common stock, par value $.00001 per share, issued and outstanding.

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

Our headquarters are in Tieling, Liaoning Province, China, where we currently operate  production facilities with  94,473 square meters of combined production space. As of December 31, 2013, we had 75 full-time employees.

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

Our Industry

Overview

Currently, China’s energy infrastructure is reliant predominantly on coal; however, China has limited fossil fuel reserves. As a result, China’s government has implemented social, economic, environmental, regulatory and government stimulus-related policies to drive demand for technologies that promote renewable energy production, pollution reduction and energy conservation. As described in the Chapter 11, 12 th Five-Year Plan, China has placed a priority on promoting the development of diversified and clean energy as well as optimizing the layout of energy development with the goal of  constructing 6 onshore and 2 coastal and offshore large wind power bases, providing additional installed capacity of over 70 million kW.

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

Global Wind Power Market

Wind power is the world’s fastest-growing energy sector. We believe wind power is cost-efficient and mature compared to other types of renewable energy technologies. According to the Global Wind Energy Council, or the GWEC, “Global Wind Statistics 2013,”  in 2013, global annual installed wind capacity decreased to 35,467 MW and China accounted for 45.4% of all newly installed capacity and 28.7% of all worldwide capacity. China continued to be the largest Asian market and added 16,100 MW in 2013. The following tables illustrate global annual installed capacity cumulative installed capacity and top 10 new installed capacity in 2013.

Source: Global Wind Statistics 2013, Global Wind Energy Council

Source: Global Wind Statistics 2013, Global Wind Energy Council

China Wind Power Market

The growth experienced by China’s wind industry over the past seven years has been driven mainly by national renewable energy policies as well as its active participation in the UNFCCC’s Clean Development Mechanism. The Chinese wind power market is now beginning to enter a more steady development and refinement stage, according to the GWEC Global “Wind Energy Outlook 2012.”  The National Energy Administration (NEA) released the 12 th Five-Year plan for renewable energy in 2011 targeting 100 GW of wind power by 2015, consisting of 70 GW from the large wind base program, 30 GW from smaller projects, and an additional 5 GW from offshore wind.

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

•
The "Notice on Strengthening Wind Farm Safety Management" (Guo Neng Xin Neng #[2011] 373) was issued in November 2011 and proposed safety requirements and safety management in all elements of wind farm construction and manufacturing.

China Market for Bellows Expansion Joints and Pressure Vessels

The growing demand for energy has increased alongside China’s developing economy, created in part by fiscal stimulus policies to foster industrialization, infrastructure projects and manufacturing in China. According to the U.S. Department of Energy, the largest single environmental issue with steel production is the carburizing of coal into coke for use in iron production. As a result of concerns about pollution and energy recycling, especially in the electric utility, iron and steel industries, China is taking steps to implement more modern production processes designed to improve safety, reduce emissions and conserve energy. In addition, in 2010, China’s Ministry of Industry and Information Technology, or MIIT, announced a mandate for China’s steel industry to promote energy efficiency and emission reductions. In September 2012, the MIIT revised its 2010 regulations.

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

During the fiscal year ended December 31, 2013, We shipped 7 wind towers. The major customer of our wind tower products in 2013 is Huaneng Tongyu Xinhua Wind Power Co., Ltd. We plan to supply 33 more units of wind towers to Huaneng Tongyu Xinhua Wind Power Co., Ltd., and 22 more units to China Huaneng Group Panjin Co., Ltd. under existing contracts. As of December 31, 2013, we had a backlog of 2 orders for wind towers in the amount of RMB $9.54 million. As of December 31, 2013, we had altogether 33 orders for wind towers valued at RMB $51.97 million since 2011. We did not ship any wind towers in the fiscal year of 2012.

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

Our bellows expansion joints accounted for approximately 13.27% of our net sales for the year ended December 31, 2013, compared to 17% of our net sales for the year ended December 31, 2012.

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

Pressure vessels accounted for 52.06% of our net sales for the year ended December 31, 2013, compared to 74% of our net sales for the year ended December 31, 2012.

Pressure Vessel

Sales and Marketing

As of December 31, 2013, we employed 15 sales professionals who sell and market our products directly to customers. We currently sell exclusively to large-scale utilities and industrial companies and have developed an extensive network of relationships with the utilities that are the principal developers of wind farms, large-scale steel mills and state electric grid operators within China. Our wind towers are sold primarily into wind farms being developed within 500 miles of our Tieling manufacturing facilities, leveraging our regional strength as the only wind tower manufacturer in Tieling, Liaoning Province and our transportation cost advantage.

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

We do not generally have long-term supply agreements with any of our raw materials suppliers. We believe we will be able to obtain an adequate supply of steel and other raw materials to meet our manufacturing requirements, and we maintain a good business relationship with all of our suppliers. Our principal suppliers are Shengbang Gongmao Industrial Trading Co., Ltd., Shengyang Haosen Trading Co., Ltd., Dongfang Kunlun Stainless Steel Co., Ltd.and Fushan Jiaye Machinery Manufacturing Co., Ltd.

Customers

Our customers include major electrical utilities and large-scale industrial companies in China specializing in heavy industry, such as the wind power, steel and coke production, petrochemical, high voltage electricity transmission and thermoelectric industries.

The majority of our business for fabricated metal specialty components is by customer purchase order made in the ordinary course of business. Installation of our component products is the responsibility of the customer. We provide a standard warranty to our customers on our products to repair or replace defective components for up to 24 months from customer acceptance depending upon the terms negotiated with each customer. Our major customer of our wind tower products in 2013 is Huaneng Tongyu Xinhua Wind Power Co., Ltd. accounting for 18% of our net sales. Our largest customer for pressure vessels in 2013, Datangh International Fuxin Coal Gas Industry Co., Ltd., accounted for approximately 36% of our net sales for the year ended December 31, 2013. And our largest customer for bellows expansion joints in 2013, ACRE Coking & Refractirt Engineering Corporation, MCC accounted for approximately 5.08% of our net sales for the year ended December 31, 2013. Xinzhong Heavy Industrial Equipment Co., Ltd accounted 18% of our net sales for the year ended December 31, 2013.

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

Research and Development

We spent $179,745 on research and development in 2013, and $387,486 in 2012. We continue to evaluate opportunities to develop new products and will increase expenditures for research and development accordingly. We may increase future investments in research and development based on our growth and available capital.

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

The manufacturing of pressure vessels requires a special license issued by the State General Administration of the PRC for Quality Supervision and Inspection and Quarantine. We received a license to manufacture pressure vessels of Class III A2 grade on January 8, 2009, which expires on January 7, 2013. We then successfully applied for a renewal of this manufacturing license. The license is effective from July 2013 to July 2017.

Our nondestructive radiological testing of products includes the use of x-rays for defect detection. In December 2008, the Department Of Environmental Protection Of Liaoning Province determined that the design and construction of our radiological (x-ray) defect detection room was in compliance with PRC Ministry of Health standards for radiological protection standards for industrial x-rays.

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

Our principal competitor for high temperature bellows expansion joints for CDQ systems and connecting bend pipes in coking systems is NanJing ChenGuang. Our principal competitors in the disk spring sleeve bellows expansion joint market are Shanghai Huqiang Bellows Manufacture Co., Ltd., Shenyang Instrument Science Institution and Shenyang Aerosun-Futai Expansion Joint Co., Ltd. Our principal competitors in the pressure vessel market are Fushun Petroleum Machinery Factory, Lanzhou Petroleum Equipment Factory.

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

Employees

As of December 31, 2013, we had 75 full time employees, and 60 part time or seasonal employees all of whom are in China. We believe that relations with our employees are satisfactory. We enter into standard labor contracts with our employees as required by the PRC government and adhere to state and provincial employment regulations. We provide our employees with all social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance. We have no collective bargaining agreements with our employees.

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

We Are Not Currently Profitable And May Not Become Profitable .

We incurred a net loss of $16.43 million for the year ended December 31, 2013. In addition, we had loans of $2.26 million and promissory notes of $10 million and $50,000 that are past due. Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, the default promissory note of $10 million became payable upon Note-holder’s request (See Note 14).  As of December 31, 2013, we had an outstanding balance of $645,348 including accrued interest under this credit line and $442,827 under short term payable currently in default. The Company has been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company is seeking to obtain additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

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

Our principal plan for growth is to manufacture wind towers for the PRC domestic wind power industry. The wind tower products were 24% of sales for the year ended December 31, 2013. Our success depends on receiving a majority of our future revenues and earnings from sales of wind towers for the wind power industry in China.

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

Utilities in China award contracts for wind towers on a competitive basis. We generally become aware of upcoming projects by region as disclosed in annual NDRC wind development plans and through our customer relationships. Utilities disclose specific requests for proposals publicly via the Internet when they are prepared to accept bids. As a precursor to bidding, suppliers like us generally must have an existing relationship with the utility, which is often a specific requirement to bid on wind tower contracts. A substantial deposit based upon contract amount, typically around $125,000, is required for each bid, and is returned to the bidder approximately three months following bid submission. This process is designed to ensure that only companies with sufficient manufacturing capacity and capitalization bid on projects. It is our experience that typically three to six companies bid per contract. Competitive factors on wind tower bids include price, geographical proximity of the manufacturer to the wind power project, prior purchaser experience with the manufacturer and manufacturer reputation for quality and on-time delivery.

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

We generate significant revenues from a limited number of customers. Our four largest customers accounted for approximately 85.26% of net sales for the year ended December 31, 2013. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues and profitability may be adversely affected. We do not foresee relying on these same customers for revenue generation as we introduce new product lines and new generations of existing product lines because we expect our customers to change with each large-scale project. We cannot assure you, however, that we will be able to introduce successfully new products for large-scale projects in the future.

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

Our manufacturing operations are in China and we have historically maintained our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are prepared by a consultant who is a U.S. Certified Public Accountant for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

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

One of our manufacturing plants in Tieling, Liaoning Province, China was built pursuant to a construction agreement entered into with the local government authority, the Administration Committee for Liaoning Special Vehicle Production Base on September 21, 2009. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs over five equal annual installment payments. We started using the completed plant in August 2010. LSVPB has the right to foreclose on the plant in the event that our payments are in arrears for more than two years. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). In the event that we fail to make the annual installment payments in a timely manner and LSVPB forecloses on the plant, and we are unable to relocate immediately to comparable facilities, our manufacturing process will be significantly disrupted, and our business, financial condition and results of operations will be adversely affected.

Risks Related to Business in China

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 7.7% in 2013, as measured by the year-over-year change in Gross Domestic Product, or GDP, according to the National Bureau of Statistics of China, or the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 2.6% in 2013, according to the NBS. If prices for our products fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

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

We were required to contribute $8.45 million as additional capital to Creative Bellows by July 2012 which was not made at that time. We may be subject to a penalty related to the unsatisfied portion of registered capital. We can pay the penalty and request that our registered capital be reduced to the amount already paid or to another amount that can be satisfied within a specific period of time. We may also apply for a grace period to receive up to an additional nine months to make the payment, or we may apply to reduce its registered capital prior to the payment becoming due.  We plan to apply for, and expect to be approved for, permission to decrease capital contribution to our current contribution of RMB 122.6 million (US$19.35 million) in 2013. In May 2013, the Company was approved to reduce its capital contribution to RMB 122.6 million (US$19.35 million).  Under PRC laws, shareholders of a foreign-invested enterprise are required to contribute capital to satisfy the registered capital requirement of the foreign-invested enterprise within a period of not more than two years from the date when the foreign-invested enterprise’s license to conduct business is initially granted. The relevant PRC government agencies may extend the contribution period for an additional six months without penalty, and, upon application by the foreign-invested enterprise, grant a further three-month grace period without penalty. If the capital contribution remains incomplete after the grace periods have been exhausted or denied, the foreign invested enterprise may be required to pay a negotiated penalty related to the unsatisfied contribution of registered capital remaining outstanding. If the shareholders remain unable to complete the registered capital contribution within a six-month period following payment of the penalty, the foreign-invested enterprise may reduce its increased registered capital to the amount contributed with the amount remaining outstanding waived by the relevant PRC government agencies. Until such contribution of capital is satisfied or the registered capital requirement is reduced to the amount already contributed, however, the foreign-invested enterprise is not allowed to repatriate profits to its shareholders, unless otherwise approved by SAFE. If we fail to satisfy our additional capital contribution to Creative Bellows, Creative Bellows may be required to pay a penalty and it may not be able to repatriate profits or dividends to us, which could adversely affect our business and the value of our common stock.

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

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of April 4, 2014, there were 72,215,868 authorized and unissued shares of our common stock available for future issuance, based on 24,982,822 shares of our common stock outstanding and our reservation of 1,987,500 shares of our common stock issuable upon exercise of outstanding warrants, and 100,000,000 authorized and unissued shares of our preferred stock available for future issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing shareholders and adversely affect prevailing market prices for our common stock.

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

As of December 31, 2013, Bei Lv, our Chairman and Chief Executive Officer, and our largest shareholder, owned approximately 37.53% of our outstanding common stock. Ms. Lv exerts significant influence over us, giving her the ability, among other things, to exercise significant control over the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Ms. Lv, we could be prevented from entering into potentially beneficial transactions if they conflict with our principal shareholder’s interests. The interests of Ms. Lv may differ from the interests of our other shareholders.

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

Item 3. Legal Proceedings

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a breach of contract by Dongbei Jincheng Construction Co., Ltd., a plant construction contractor. On March 14, 2013, Dongbei JinCheng filed a complaint in the Tieling Intermediate People’s Court against the Company, alleging that the Company owes it construction costs in the amount of RMB 2,400,099.82 plus RMB 700,000 interest and RMB 28,176 arbitration expenses. On March 19, 2013, the company filed a counterclaim against Dongbei JinCheng, alleging that Dongbei JinCheng breached the contract by failing to complete the construction work according to quality specifications. The Company sought in RMB 2,197,131.53 monetary damages. On October 9, 2013, Dongbei JinCheng was ordered by the court to pay RMB 27,000 examination fee, RMB 77,413.89 repair costs and RMB 13,000 design and appraisal costs to the Company. On October 10, 2013, the Company filed an appeal against Dongbei JinCheng to Liaoning High People’s Court in order to obtain higher damages. As of April 4, 2014, this case is under review by Liaoning High People’s Court.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company has filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. The Company intends to continue to defend itself against the claims asserted.  On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP in the amount of 423,333.26 (original due of $400,808 plus accrued interest from March 1, 2012 through August 24, 2012) plus interest at 9% until paid in full.

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any s uch legal proceedings, aside from those listed above, or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

	2013		2012
	High	Low	High	Low
First Quarter (through March 31)	$0.59	$0.15	$0.71	$0.37
Second Quarter (through June 30)	0.95	0.14	0.94	0.28
Third Quarter (through September 30)	0.97	0.15	0.30	0.22
Fourth Quarter (through December 31)	0.77	0.54	0.34	0.22

Holders of Record

As of April 4, 2014, there were 126 shareholders of record. Many shares of our common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the year ended December 31, 2013, we did not have a formal equity compensation plan in effect. The following table sets forth information regarding all equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	-
Total			$0

We did not issue any equity compensation during the fiscal year ended December 31, 2013.

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

Going Concern

We incurred a net loss of $16.43 million for the year ended December 31, 2013. In addition, we had loans as of December 31, 2013 for $2.26 million and promissory notes of $10 million and $50,000 that are past due. Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, the default promissory note of $10 million became payable upon Note-holder’s request. As of December 31, 2013, the Company had an outstanding balance of $645,348 including accrued interest under this credit line and short term payable of $442,827 currently in default. We have been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are seeking to obtain additional financing from local banks in the PRC.  We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

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

RESULTS OF OPERATIONS

The year ended December 31, 2013, compared to the year ended December 31, 2012

The following table presents the consolidated results of operations for the years ended December 31, 2013 and 2012.

	2013			2012
	$	% of Sales		$	% of Sales
Net sales	5,894,264	100%		4,821,340	100%
Cost of goods sold	8,062,625	137%		3,972,934	82%
Gross profit (loss)	(2,168,361)	(37	) %	848,406	18%
Operating expenses	10,770,941	183%		7,035,355	146%
Loss from operations	(12,939,302)	(220)%		(6,186,949)	(128)%
Total non-operating expense	(3,492,018)	(59)%		(1,113,862)	(23)%
Loss before income tax	(16,431,320)	(279)%		(7,300,811)	(151)%
Income tax expense	-	-%		-	-%
Net loss	(16,431,320)	(279)%		(7,300,811)	(151)%

NET SALES

Net sales for the year ended December 31, 2013 increased to $5.89 million from $4.82 million for the comparable period of 2012, an increase of $1.07 million or 22%. Net sales for the year ended December 31, 2013, consisted of $0.85 million in sales of bellows expansion joints, $3.32 million in sales of pressure vessels, $1.06 million in sales of wind towers, and $0.67 million in other sales. Net sales for the comparable period of 2012 consisted of $0.82 million in sales of bellows expansion joints, $3.58 million in sales of pressure vessels and $0.42 million in other sales. The increase was due to the sale of wind tower projects for $1.06 million in the year ended December 31, 2013 while we only had $165 sales in wind tower accessories in the comparable period of 2012.  Our ability to raise capital to finance our already signed wind tower contracts has proven impossible in 2012 since a decision by the NASDAQ Listing Qualifications Department in January 2011 to delist our common stock. However, on July 11, 2013, the SEC reversed the 2011 delisting of the Company’s stock on the NASDAQ Stock Market, LLC, and ordered the Company’s stock listed on the NASDAQ Stock Market. We hope we can reconnect to the capital market and raise capital to support our winder tower operations as a result of SEC decision of ordering our stock listed on the NASDAQ Stock Market. We re-launch the sales of wind tower projects in 2013 was a positive reaction from our customers as a result of SEC decision of ordering our stock listed on the NASDAQ Stock Market.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the year ended December 31, 2013 increased to $8.06 million from $3.97 million for the comparable period of 2012. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS was due primarily to increased provision for inventory impairment and increased production. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 137% in the year ended December 31, 2013 compared to 82% for the 2012 period, the increase in COGS to total sales was mainly due to increased provision for inventory impairment of $3.34 million in 2013 comparing with $0.21 million in 2012, and increased production of wind tower products which usually have higher production cost including increased fixed costs such as depreciation and salary expense.

GROSS PROFIT (LOSS)

Gross profit (loss) for the year ended December 31, 2013 decreased to $(2.17) million loss from $0.85 million profit for the 2012 period. Profit margin decreased to (37)% for the year ended December 31, 2013 from 18% for the 2012 period, as a result of inventory impairment provision of $3.34 million in 2013, and increased production of wind tower products including increased fixed cost.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2013 increased to $10.77 million from $7.04 million for the 2012 period. The increase of operating expense is mainly due to increased bad debt expense of $7.91 million for other receivables and advance to suppliers for the year ended December 31, 2013, while we had $4.20 million bad debt expensefor the year ended December 31, 2012. Operating expenses as a percentage of net sales for the year ended December 31, 2013 was 183% compared to 146% for the 2012 period.  Our selling expense increased by $0.53 million in 2013 was a result of increased sales, while our G&A expenses decreased by $0.48 million in 2013 was mainly due to our effort on budget and expense control.

TOTAL NON-OPERATING INCOME (EXPENSE)

Total non-operating expense for the year ended December 31, 2013 was $3,492,018 and consisted mainly of $3,635,046 in interest expense, but offset with net other income of $143,028, compared to $1,113,862 for the year ended December 31, 2012, which consisted mainly of $1,322,278 in interest expense,but offset with $171,090 government subsidy income.For the year ended December 31, 2012, the subsidy income included $161,584 government support for developing the advance technology for pressure vessels and $9,505 as Development Zone Reward.

NET INCOME (LOSS)

Net loss for the year ended December 31, 2013 was $16.43 million compared to net loss of $7.30 million for the 2012 period. Net loss as a percentage of net sales for the year ended December 31, 2013 was 279% compared to 151% for the 2012 period. The increase in net loss was attributable to increased bad debt provision and inventory impairment provision.

LIQUIDITY AND CAPITAL RESOURCES

The year ended December 31, 2013, compared to the year ended December 31, 2012

Our operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations and plant construction.

As of December 31, 2013, we had cash and equivalents of $8,178, other current assets of $13,321,754 and current liabilities of $20,781,027. Working capital deficit was $7,451,095 at December 31, 2013. The ratio of current assets to current liabilities was 0.64-to-1 as of December 31, 2013.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$159,641	$265,709
Investing activities	(4,922)	(607,587)
Financing activities	(332,822)	(686,860)

Net cash provided by operating activities was $159,641 for the year ended December 31, 2013, compared to $265,709 for the 2012 period. The decrease in net cash provided in operating activities during the year ended December 31, 2013 was due mainly to increased net loss of $16.43 million, although the net loss was offset by noncash expense of bad debt allowance of $7.91 million, and provision for inventory impairment of $3.34 million, and increased accrued expenses, but we had increased cash outflow resulting from less payments received from advance from customer of $1.16 million, while we had cash inflow of $1.19 million from advance from customer in 2012.

Net cash used in investing activities was $4,922 during the year ended December 31, 2013 compared to net cash used in investing activities of $607,587 for the 2012 period. The cash used in investing activities in the year ended December 31, 2013 was for the payment for purchasing of property and equipment for $51,329 and acquisition of intangible assets of $50,146, but offset with receiving of payment of $96,553 from cancellation of long-term investment.  In the year ended December 31, 2012, the cash used in investing activities was for the purchase of property and equipment for $3,151, construction in progress for $25,030, and prepayment for construction for $579,406.

Net cash used in financing activities was $332,822 for the year ended December 31, 2013 compared to net cash used in financing activities of $686,860 million for the 2012 period. The cash outflow in the year ended December 31, 2013 was for repayment of $1.06 million for the short-term loan, offset with a payment from shareholder of $90,311 and proceeds from credit line of $638,951. In the year ended December 31, 2012, we repaid $95,050 for a short-term loan, $210,028 net payment to the shareholder, and repayment of long-term payable of $0.38 million.

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

As of December 31, 2013, we had accounts receivable of $6,523,998 (before bad debt allowance of $4,523,084), of which $835,765 was current, $528,518 had aging over 30 days, $454,930 had aging over 90 days, $991,034 had aging over 180 days and $3,713,751 had aging over 360 days.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs in five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment amount. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). During 2013, the Company did not make any payments  and was in default  as of December 31, 2013. The Company expects to pay the  outstanding amount of $442,827 in full by October 2014.

On September 13, 2010, we borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and was to mature on September 12, 2011. As of December 31, 2013, we repaid one of the three loans and the othertwo loans (which were paid in full in the first quarter 2014) were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.  During the year ended December 31, 2013, we repaid $1.08 million.

On December 13, 2010, we entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to us in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. From March 1, 2012 through August 13, 2013, we were in default on interest payment that was required to pay in advance; we were also in default in payment of $10 million loan due on March 1, 2013. The interest, from the date of the Default, was at the lesser of 24% or the maximum applicable legal rate.  Accordingly, we used 24% as default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to the Line of Credit Agreement descried below.Wehad interest payable of $3.63 million on this loan as of December 31, 2013.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request and the interest rate at 8.5% after August 13, 2013.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to us of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing us to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24%.  As of December 31, 2013, we borrowed $0.64 million from the credit line and accrued interest of $6,367.

On December 14, 2011, we entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. As of the date of this report, the Note is past due and default interest at 6% is accruing.

At December 31, 2013, we had short-term loans outstanding of $12,952,396, and total accrued interest of $3.67 million.

Pending Litigation

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a breach of contract by Dongbei Jincheng Construction Co., Ltd., a plant construction contractor. On March 14, 2013, Dongbei JinCheng filed a complaint in the Tieling Intermediate People’s Court against the Company, alleging that the Company owes it construction costs in the amount of RMB 2,400,099.82 plus RMB 700,000 interest and RMB 28,176 arbitration expenses. On March 19, 2013, the company filed a counterclaim against Dongbei JinCheng, alleging that Dongbei JinCheng breached the contract by failing to complete the construction work according to quality specifications. The Company sought in RMB 2,197,131.53 monetary damages. On October 9, 2013, Dongbei JinCheng was ordered by the court to pay RMB 27,000 examination fee, RMB 77,413.89 repair costs and RMB 13,000 design and appraisal costs to the Company. On October 10, 2013, the Company filed an appeal against Dongbei JinCheng to Liaoning High People’s Court in order to obtain higher damages. As of April 4, 2014, this case is under review by Liaoning High People’s Court.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP of 423,333.26 (original due of $400,808 plus accrued interest from March 1, 2012 through August 24, 2012) plus interest at 9% until paid in full.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer, the Chief Executive Officer, or CEO, and principal financial officer, the Chief Financial Officer, or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We carried out an evaluation of the effectiveness, as of December 31, 2013, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the report entitled “Internal Control – Integrated Framework.” Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the exemption for smaller reporting companies under Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Name	Position	Age
Bei Lv	Chairman and Chief Executive Officer	43
Fengjun Sun	Chief Financial Officer	42
Limin Han	Chief Operating Officer	53
Dianfu Lv	Director	73
Shuyuan Liu	Director	63
Zili Zhao	Director	64
Terry K. McEwen	Director	55

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

Fengjun Sun, Chief Financial Officer

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

Terry K. McEwen, Director

On September 30, 2013, the Board of Directors of CleanTech Innovations, Inc. voted to appoint Terry K. McEwen as a member of the Board of Directors, Chairman of the Audit Committee, and member of the Compensation Committee and Nominating and Corporate Governance Committee effectively immediately.  The Board of Directors has determined that Mr. McEwen is an independent director pursuant to the NASDAQ Stock Market listed company standards and the independence standards set forth in our corporate governance guidelines.  Mr. McEwen will receive compensation of $50,000 per annum.

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

Audit Committee and Audit Committee Financial Expert

We established our Audit Committee in July 2010. The Audit Committee consists of Messrs. McEwen, Liu and Zhao, each of whom is an independent director. Mr. McEwen, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is included as an exhibit to this Annual Report, the functions of the Audit Committee include the following:

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

Procedures for Shareholder Recommendation of Nominees to the Boards of Directors

During the year ended December 31, 2013, there were no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors from those described in the charter of our Nominating and Corporate Governance Committee as adopted by the Board of Directors on July 8, 2010, a copy of which is included as an exhibit to this Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of such filings (and any amendments thereof) received by us and on the written representations of certain reporting persons, we believe that during our fiscal year ended December 31, 2013, no reporting person failed to file such reports on a timely basis.

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

Executive Compensation

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2012 and 2013, of our Chairman and Chief Executive Officer.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Bei Lv	2012	19,044	0	0	0	0	0	0	19,044
Chairman and Chief Executive Officer	2013	19,044	0	0	0	0	0	0	19,044
									38,088

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into labor contracts that are standard for PRC domestic companies with Bei Lv, Ms. Sun and Mr. Han which does not contain provisions prohibiting competition by Ms. Lv. Ms. Lv’s labor contract expired July 1, 2013 and was renewed for another three-year term since then. Ms. Sun’s expires in September of 2015 and Mr. Han’s expires in September of 2015. These labor contracts set forth the general terms and conditions of their employment, require us to establish a safe work environment and provide for social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2013, there were no outstanding equity awards held by our executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2013.

Director Compensation Table – 2013

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
	($)	($)	($)	($)
Dianfu Lv	-	-	-	-
Shuyuan Liu	-	-	-	-
Zili Zhao	-	-	-	-
Terry K. McEwen	-	-	-	-

We did not compensate any of our directors during the fiscal year ended 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 4, 2014, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of April 4, 2014, there were 24,982,822 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o CleanTech Innovations, Inc., C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China 112616.

Name of beneficial owner	Number of shares	Percent of class
5% Shareholders
Wenge Chen(1)	2,117,691	8.48%

Directors and Named Executive Officers
Bei Lv, Chairman and Chief Executive Officer	9,375,348	37.53%
Dianfu Lv, Director	2,117,691	8.48%
All Directors and Named Executive Officers as a Group (7 Persons)	11,493,039	46%

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

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Goldman Kurland and Mohidin, LLP, or GKM, as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending December 31, 2013. GKM has served as our independent accountant since April 23, 2009. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2012 and 2013.

	2012	2013
Audit fees	$123,000	$123,000
Audit-related fees	0	0
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
Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CleanTech Innovations, Inc.

We have audited the accompanying consolidated balance sheets of CleanTech Innovations, Inc., and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CleanTech Innovations, Inc., and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of 16.43 million in 2013. In addition, the Company had accumulated deficit of $16.64 million and short-term loans and payable of $ 13.4 million as of December 31, 2013.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Goldman Kurland and Mohidin, LLP

Goldman Kurland and Mohidin, LLP
Encino, California
April 14, 2014

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND DECEMBER 31, 2012

	2013	2012
ASSETS

CURRENT ASSETS:
Cash and equivalents	$8,178	$42,996
Restricted cash	244,427	267,689
Accounts receivable, net	2,000,914	2,548,834
Other receivables and deposits, net	2,758,253	233,570
Retentions receivable, net	1,051,227	3,297,533
Advances to suppliers, net	466,878	10,727,685
Taxes receivable	-	1,790
Inventories, net	6,061,974	8,117,227
Due from shareholder	-	89,336
Notes receivable	738,080	850,529

Total current assets	13,329,931	26,177,189

NONCURRENT ASSETS:
Long term investment	-	95,458
Advance for equipment purchase	336,822	-
Prepayments	321,248	318,609
Construction in progress	-	1,894,400
Property and equipment, net	11,853,575	10,626,245
Land use right and patents, net	4,162,058	4,078,260

Total non current assets	16,673,703	17,012,972

TOTAL ASSETS	$30,003,634	$43,190,161

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,720,996	$2,376,229
Accrued expenses and other payables	4,353,402	1,109,748
Advance from customers	243,171	1,385,976
Tax payable	68,234	-
Short term loans	12,952,396	13,295,565
Short term payable, net of unamortized interest	442,827	87,172

Total current liabilities	20,781,026	18,254,690

Long term payables, net of unamortized interest	-	283,099

Total Liabilities	20,781,026	18,537,789

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250
Additional paid in capital	20,649,092	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	4,105,963	3,104,407
Accumulated deficit	(16,636,835)	(205,515)

Total stockholders' equity	9,222,608	24,652,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,003,634	$43,190,161

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years ended December 31,
	2013	2012

Net sales	$5,894,264	$4,821,340
Cost of goods sold	8,062,625	3,972,934

Gross profit (loss)	(2,168,361)	848,406

Operating expenses
Selling	840,239	336,712
General and administrative	2,018,818	2,495,498
Bad debt	7,911,884	4,203,145

Total operating expenses	10,770,941	7,035,355

Loss from operations	(12,939,302)	(6,186,949)

Non-operating income (expenses)
Interest income	730	6,073
Interest expense	(3,635,046)	(1,322,278)
Subsidy income	-	171,089
Other income	610,759	290,830
Other expenses	(468,461)	(259,576)

Total non-operating expenses, net	(3,492,018)	(1,113,862)

Loss before income tax	(16,431,320)	(7,300,811)
Income tax expense	-	-

Net loss	(16,431,320)	(7,300,811)
Foreign currency translation gain	1,001,556	76,076

Comprehensive loss	$(15,429,764)	$(7,224,735)

Basic and diluted weighted average shares outstanding	24,982,822	24,982,822

Basic and diluted loss per share	$(0.66)	$(0.29)

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated	Retained
					other	earnings
	Common stock				comprehensive	(accumulated
	Shares	Amount	Paid in capital	Statutory reserves	income	deficit)	Total

Balance at January 1, 2012	24,982,822	$250	$20,649,092	$1,104,138	$3,028,331	$7,095,296	$31,877,107

Net loss	-	-	-	-	-	(7,300,811)	(7,300,811)

Foreign currency translation gain	-	-	-	-	76,076	-	76,076

Balance at December 31, 2012	24,982,822	250	20,649,092	1,104,138	3,104,407	(205,515)	24,652,372

Net loss	-	-	-	-	-	(16,431,320)	(16,431,320)

Foreign currency translation gain	-	-	-	-	1,001,556	-	1,001,556

Balance at December 31, 2013	24,982,822	$250	$20,649,092	$1,104,138	$4,105,963	$(16,636,835)	$9,222,608

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,431,320)	$(7,300,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	672,907	676,531
Gain on disposal of fixed assets	(6,115)	-
Amortization of interest	59,949	82,293
Increase in bad debt allowance	7,911,884	4,203,145
Provision for inventory impairment	3,343,809	208,457
(Increase) decrease in assets:
Restricted cash	30,945	1,027,806
Accounts receivable	1,184,858	786,124
Retentions receivable	641,121	(98,862)
Notes receivable	136,140	(285,782)
Other receivables, deposits and prepayments	265,710	375,355
Advances to suppliers	1,105,264	1,001,669
Inventories	(1,080,995)	(1,970,829)
Increase (decrease) in liabilities:
Accounts payable	268,430	(517,492)
Accrued expenses	3,236,456	952,183
Advance from customers	(1,163,297)	1,193,339
Taxes payable	(16,105)	(67,417)

Net cash provided by operating activities	159,641	265,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in process	-	(25,030)
Acquisition of property & equipment	(51,329)	(3,151)
Intangible assets	(50,146)	-
Prepayment for construction	-	(579,406)
Long term investment receipt	96,553	-

Net cash used in investing activities	(4,922)	(607,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit line	638,951	-
Payments on long term payable	-	(381,782)
Due from shareholder	90,311	72,631
Advance from shareholder	-	(282,659)
Repayment of short term loans	(1,062,084)	(95,050)

Net cash used in financing activities	(332,822)	(686,860)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	143,285	(1,324)

NET DECREASE IN CASH & EQUIVALENTS	(34,818)	(1,030,062)

CASH & EQUIVALENTS, BEGINNING OF YEAR	42,996	1,073,058

CASH & EQUIVALENTS, END OF YEAR	$8,178	$42,996

Supplemental Cash flow data:
Income tax paid	$-	$69,254
Interest paid	$287,434	$360,123

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On July 15, 2010, the State Administration of Industry and Commerce (“SAIC”) of the People’s Republic of China (“PRC”) issued a Sino-foreign joint venture business license to Creative Bellows, indicating a capital injection by Wonderful Limited, a British Virgin Islands company, was approved and registering its ownership of a 4.999% equity interest in Creative Bellows. On August 18, 2010, the SAIC issued an approval registration of the Company’s capital injection of $23.3 million in cash for 87% of Creative Bellows. Finally, on October 15, 2010, the Company obtained PRC government approval to acquire the remaining minority interest in Creative Bellows held by its original shareholders and Wonderful Limited for $6 million. On October 27, 2010, pursuant to waiver and release agreements, the selling minority shareholders of Creative Bellows waived their rights to receive cash for their equity interests for a mutual release of claims. As a result of these transactions, Creative Bellows became a 100% owned subsidiary of the Company effective October 15, 2010.

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

Going Concern

The Company incurred a net loss of $16.43 million for the year ended December 31, 2013. In addition, the Company had loans of $2.26 million and promissory notes of $10 million and $50,000 that are past due. Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, the default promissory note of $10 million became payable upon Note-holder’s request (See Note 14).  As of December 31, 2013, the Company had an outstanding balance of $645,348 including accrued interest under this credit line and $442,827 under short term payable currently in default. The Company has been unable to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company is seeking to obtain additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. Based on its historical collection activity, the Company had allowances for bad debts of $4,523,084 and $4,350,671 at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, the Company had gross retentions receivable for product quality assurance of $2,746,082 and $3,297,533, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company had allowances for retentions receivable of $1,694,855 and $0 at December 31, 2013 and 2012, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the FV of the assets. FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that as of December 31, 2013 and 2012, there were no significant impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2013 and 2012, the Company did not take any uncertain positions that would necessitate recording a tax-related liability.

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of December 31, 2013, the Company accrued $8,188 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Balance at beginning of period	$9,790	$11,094
Foreign currency translation loss	(1,602)	(1,304)
Actual costs incurred		-
Ending balance (accrued expense)	$8,188	$9,790

After the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the years ended December 31, 2013 and 2012, the Company had no after-sales services income.  The warranty reserve is included in accrued expense (Note 13).

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which are attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the years ended December 31, 2013 and 2012, R&D was $179,745 and $387,486, respectively, and was included in general and administrative expenses.

Subsidy Income

For the years ended December 31, 2013 and 2012, subsidy income was $0 and $171,089, respectively. For the year ended December 31, 2012, the subsidy income included $161,584 government support for developing the advance technology for pressure vessels and $9,505 as Development Zone Reward.  The Company was not under any obligation and there were no conditions attached to the subsidy income.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the years ended December 31, 2013 and 2012, shipping and handling costs were $515,185 and $163,109, respectively.

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

	2013	2012
Net loss	$(16,431,320)	$(7,300,811)

Weighted average shares outstanding – basic	24,982,822	24,982,822
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding – diluted	24,982,822	24,982,822

Loss per share – basic	$(0.66)	$(0.29)
Loss per share – diluted	$(0.66)	$(0.29)

The warrants and options to purchase up to 1,987,500 and 2,821,310 shares of common stock were anti-dilutive during the years ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

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

The RMB to USD exchange rates in effect as of December 31, 2013 and 2012, were $1 = RMB 6.0969 and $1 = RMB 6.2855, respectively. The average RMB to USD exchange rates in effect for the years ended December 31, 2013 and 2012, were $1 = RMB 6.2142 and $1 = RMB 6.3125, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss for the years ended December 31, 2013 and 2012, included net loss and foreign currency translation adjustments.

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

Following is a summary of sales by products for the years ended December 31, 2013 and 2012:

	2013	2012

Bellows expansion joints and related	$845,839	$824,328
Pressure vessels	3,318,976	3,579,954
Wind towers	1,060,983	165
Other - resale of raw materials	668,466	416,893
	$5,894,264	$4,821,340

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

As of December 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. OTHER RECEIVABLES (NET) AND DEPOSITS

Other receivables and deposits consisted of the following at December 31, 2013 and 2012:

	2013	2012
Deposits for contract bids	$97,603	$132,008
Advance to employees	87,943	51,453
Advance to unrelated party company	295,232	-
Deposit for land use right bid	328,036	-
Other	2,462,948	50,109
Less: bad debt allowance	(513,509)	-
Total	$2,758,253	$233,570

As of December 31, 2013, other of $2,462,948 mainly consisted of receivable of $607,040 from sales of equipment, retainers for legal expense of $270,000, and the receivables of $993,808 from suppliers, which the Company previously prepaid for raw material purchases but the purchase orders were later cancelled by the Company. The Company expected to collect the full payments in 2014.  Advance to unrelated party company of $295,232 was a short-term loan, bore no interest, and payable upon demand.  Deposit of $328,036 was an initial deposit for company to bid for a land use right; however, this deposit will be refunded to the Company if the Company failed the bidding for the purchase.  The Company made the deposit for land use right bid in July 2013, and is currently waiting for the bidding result.

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

5. INVENTORIES

Inventories consisted of the following at December 31, 2013 and 2012:

	2013	2012
Raw materials	$2,988,859	$1,472,427
Finished goods	1,649,209	3,709,225
Work in process	5,047,877	3,144,928
Less: allowance for inventory impairment	(3,623,971)	(209,353)
Total	$6,061,974	$8,117,227

6. DUE FROM SHAREHOLDER

As of December 31, 2013 and 2012, the Company advanced $0 and $89,336, respectively, to the Company’s CEO, who is also a shareholder of the Company, for her to negotiate and purchase certain raw materials, pay the expenses of biding the contracts on Company’s behalf, as well as the advance for the CEO’s business trip.

7. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of December 31, 2013, the Company had notes receivable of $590,000 that were endorsed to vendors as payments for the Company’s obligation (contingent liability).

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

9. PREPAYMENTS

Long-termprepayments mainly was a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

10. CONSTRUCTION IN PROGRESS

At December 31, 2013 and 2012, the Company had construction in progress of $0 and $1,894,400, respectively, forrebuilding and improvingits workshop ground and road and to build wind test towers. Total construction cost of the workshop and road project was approximately $1.94 million. As of December 31, 2013, the Company completed the construction and transferred into fixed assets.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Buildings	$10,657,514	$8,443,329
Equipment and machinery	2,770,675	3,335,885
Vehicle	37,232	52,025
Office equipment	109,933	103,706
Total	13,575,354	11,934,945
Accumulated depreciation	(1,721,779)	(1,308,700)
Net value	$11,853,575	$10,626,245

Depreciation for the years ended December 31, 2013 and 2012 was $581,203 and $569,828, respectively.

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

Intangible assets as of December 31, 2013 and 2012 were as follows:

	2013	2012
Land use right	$4,634,762	$4,446,116
Patents	16,401	15,910
Total	4,651,163	4,462,026
Accumulated amortization	(489,105)	(383,766)
Net	$4,162,058	$4,078,260

Amortization of intangible assets for the years ended December 31, 2013 and 2012 was $91,704 and $106,703, respectively. At December 31, 2013, annual amortization for the next five years was expected to be as follows:

Year	Amount
2014	$94,644
2015	94,644
2016	94,644
2017	94,644
2018	94,644
Thereafter	3,688,838
Total	$4,162,058

As of December 31, 2013, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

13. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables at December 31, 2013 and 2012 were as follows:

	2013	2012
Payroll-related	$111,800	$34,634
Warranty (note 2)	8,188	9,790
Other	95,210	110,928
Accrued interest	3,737,396	499,495
Accrued outsourcing labor cost	-	54,093
Accrued legal expense	400,808	400,808
Total	$4,353,402	$1,109,748

As of December 31, 2013, the Company had $400,808 accrued legal expense and $66,315 accrued interest for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group (See Note 24).

Accrued interest included interest on promissory notes, line of credit and credit union loans and interest on amount owed to legal expenses (See Note 14 & 24).

14. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000), as per the agreement and, as such, the extension of maturity date was not granted.  As of December 31, 2013, the Company repaidone of the three loans and the othertwo loans (which were paid in full in the first quarter 2014) were in default and an additional 3.6% interest on the remaining principal amount of the loans was charged for the overdue period. These loans were collateralized by one of the Company’s buildings and its land use right.  During the year ended December 31, 2013, the Company repaid $1.08 million.

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. From March 1, 2012 through August 13, 2013, the Company was in default on interest payment that was required to pay in advance; the Company was also in default in payment of $10 million loan due on March 1, 2013. The interest, from the date of the Default, was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to the Line of Credit Agreement descried below.  The Company had interest payable of $3.63 million as of December 31, 2013.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request and the interest rate at 8.5% after August 13, 2013.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposited the loan amount into an escrow account, and the escrow agent shall disburse some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for the amount borrowed under this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24%.  As of December 31, 2013, the Company borrowed $0.64 million from the credit line and accrued interest of $6,367.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of December 31, 2013, the Company had accrued interest of $5,951 on this note. The note is past due with default interest at 6% to be accrued subsequent to February 1, 2012.

At December 31, 2013 and 2012, the short-term loans consisted of the following:

	2013	2012
Credit Union 1, China subsidiary	$1,426,955	$1,734,150
Credit Union 2, China subsidiary	836,490	954,578
Credit Union 3, China subsidiary	-	556,837
Promissory Note of US parent	50,000	50,000
Loan of U.S. Parent	10,000,000	10,000,000
Credit line payable of U.S. Parent	638,951	-
Total short term loan	$12,952,396	$13,295,565

15. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at December 31, 2013 and 2012:

	2013	2012
Value-added tax	$23,543	$(54,727)
Income tax	(8,218)	(7,971)
Other	52,909	60,908
Total	$68,234	$(1,790)

16. SHORT-TERM PAYABLE

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

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). During 2013, the Company did not make any payments and is currently in default as of December 31, 2013.The Company expects to pay the remaining amount by the due date of October 2014.

At December 31, 2013, the short-term payable consisted of the following:

Short-term payable	$465,794
Less: unamortized interest	(22,967)
Net	442,827

As of December 31, 2013, future minimum payments for the next year until maturity are as follows:

Year
2014	$442,827

17. MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 72% of sales for the year ended December 31, 2013, and each customer accounted for 36%, 18%, and 18% of total sales, respectively. At December 31, 2013, total receivables from these customers were $5,219,337 ($880,776, $819,363 and $3,519,198, respectively).

Three customers accounted for 89% of sales for the year ended December 31, 2012, and each customer accounted for 43%, 31% and 15% of total sales, respectively. At December 31, 2012, total receivables from these customers were $2,185,563 ($433,555, $1,679,061 and $72,947, respectively).

One vendor accounted for 10% of total purchases for the year ended December 31, 2013. At December 31, 2013, the total payable to these vendors was $0.

One vendor accounted for 27% of total purchases for the year ended December 31, 2012. At December 31, 2012, the total payable to the vendor was $1,098.

18. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose, and net operating loss for income tax purpose. As of December 31, 2013 and 2012, deferred tax asset (liability) consisted of the following:

	2013	2012
Deferred tax asset - current (bad debt allowance)	$6,217,939	$4,350,671
Deferred tax asset - current (inventory allowance)	3,623,970	209,352
Deferred tax asset – current (allowance to other receivable)	513,509	-
Deferred tax asset – current (allowance for advance to supplier)	5,817,908	-
Deferred tax asset – noncurrent (NOL)	1,276,569	598,990
Less: valuation allowance	(17,449,895)	(5,159,013)
Net	$-	$-

19. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $7.78 million as of December 31, 2013, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the years ended December 31, 2013 and 2012:

	2013	2012
U.S. statutory rates (benefit)	(34.0)%	(34)%
Tax rate difference	6.8%	7.2%
Other	-%	-%
Effective tax holiday	-%	1.7%
Valuation allowance	27.2%	25.1%
Effective income tax rate	-%	-%

There were no material temporary differences that resulted in deferred taxes as of December 31, 2013 and 2012.

20. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On July 12, 2010, the Company completed a private placement in which it sold 3,333,322 units, consisting of one share of its common stock and a warrant to purchase 15% of one share of its common stock, at $3.00 per unit for $10,000,000. The warrants are immediately exercisable, expired on the third anniversary of their issuance and entitle the holders to purchase up to 499,978 shares of the Company’s common stock at $3.00 per share. The Company may call the warrants at any time after (i) the registration statement registering the common stock underlying the warrants becomes effective, (ii) the common stock is listed on a national securities exchange and (iii) the trading price of the common stock exceeds $4.00. The Company also issued warrants, having the same terms and conditions as the warrants issued in the private placement, to purchase 333,332 shares of its common stock to the placement agents in the private placement. The warrants issued in this private placement are exercisable for a fixed number of shares, solely redeemable by the Company and not redeemable by the warrant holders. Accordingly, such warrants are classified as equity instruments. The Company accounted for the warrants issued to the investors and placement agents based on the FV method under ASC Topic 505. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of 3 years, volatility of 147%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $5,903,228. The Company received net proceeds of $8.4 million from this private placement. The commission and legal cost associated with this offering was $1.6 million. During the year ended December 31, 2013, there were no warrants exercised into common stock. The unexercised warrants expired on July 11, 2013.

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

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	2,801,310	$3.71	3.25
Exercisable at January 1, 2012	2,801,310	$3.71	3.25
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December31, 2012	2,801,310	$3.71	2.25
Exercisable at December31, 2012	2,801,310	$3.71	2.25
Granted	-	-	-
Exercised	-	-	-
Expired	813,810	3.00	-
Outstanding at December 31, 2013	1,987,500	$4.00	1.95
Exercisable at December 31, 2013	1,987,500	$4.00	1.95

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

Following is a summary of the option activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	20,000	$8.44	1.53
Exercisable at January 1, 2012	20,000	$8.44	1.53
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December31, 2012	20,000	$8.44	0.53
Exercisable at December 31, 2012	20,000	$8.44	0.53
Granted	-	-	-
Exercised	-	-	-
Expired	20,000	8.44	-
Outstanding at December 31, 2013	-	$-	-
Exercisable at December 31, 2013	-	$-	-

There were no options exercised during the years ended December 31, 2013 and 2012. The Company recorded $0 as compensation expense for stock options for the years ended December 31, 2013 and 2012, respectively.  The options expired July 12, 2013.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the years ended December 31, 2013 and 2012.

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

24. CONTINGENCIES AND COMMITMENTS

The Company was required to contribute $8.45 million as additional capital to Creative Bellows by July 2012. In May 2013, the Company applied and was approved for decreasing capital contribution to RMB 122.60 million (US$19.35 million), which is equivalent to Creative Bellows current capital contribution.

25. LITIGATION

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a breach of contract by Dongbei Jincheng Construction Co., Ltd., a plant construction contractor. On March 14, 2013, Dongbei JinCheng filed a complaint in the Tieling Intermediate People's Court against the Company, alleging that the Company owes it construction costs in the amount of RMB 2,400,099.82 plus RMB 700,000 interest and RMB 28,176 arbitration expenses. On March 19, 2013, the company filed a counterclaim against Dongbei JinCheng, alleging that Dongbei JinCheng breached the contract by failing to complete the construction work according to quality specifications. The Company sought in RMB 2,197,131.53 monetary damages. On October 9, 2013, Dongbei JinCheng was ordered by the court to pay RMB 27,000 examination fee, RMB 77,413.89 repair costs and RMB 13,000 design and appraisal costs to the Company. On October 10, 2013, the Company filed an appeal against Dongbei JinCheng to Liaoning High People's Court in order to obtain higher damages. As of April 4, 2014, this case is under review by Liaoning High People's Court.

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

On March 21, 2012, Fensterstock & Partners LLP, filed a complaint in the Supreme Court of the State of New York against the Company, and others, seeking $400,808 in unpaid legal fees in connection with Fensterstock’s representation of the Company in its suit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group. The Company filed an answer to the complaint, denying the material allegations of the complaint. Fensterstock filed a motion for partial summary judgment on its claim for “account stated" and the Company then filed papers in opposition to Fensterstock’s motion for partial summary judgment. On October 9, 2012, the court awarded a judgment in favor of Fensterstock & Partners LLP of 423,333.26 (original due of $400,808 plus accrued interest from March 1, 2012 through August 24, 2012) plus interest at 9% until paid in full, the Company accrued $66,315 interest expense as of December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH INNOVATIONS, INC.
(Registrant)

Date: April 15, 2014	By:	/s/ Bei Lv
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

Signature	Title	Date
/s/ Bei Lv	Chairman and Chief Executive Officer (Principal Executive Officer)	April 15, 2014
Bei Lv
/s/ Fengjun Sun	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2014
Fengjun Sun

/s/ Dianfu Lv	Director	April 15, 2014
Dianfu Lv

/s/ Terry K. McEwen	Director	April 15, 2014
Terry K. McEwen

/s/ Shuyuan Liu	Director	April 15, 2014
Shuyuan Liu

/s/ Zili Zhao	Director	April 15, 2014
Zili Zhao

EXHIBIT INDEX

Exhibit No.	Description
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