Form 10-Q
period 2014-03-31
CleanTech Innovations, Inc.
filed 2014-05-13
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,982,822 shares of common stock outstanding as of May 8, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS

CURRENT ASSETS:
Cash and equivalents	$414,097	$8,178
Restricted cash	-	244,427
Accounts receivable, net	2,235,719	2,000,914
Other receivables and deposits, net	2,568,041	2,758,253
Retentions receivable, net	532,603	1,051,227
Advances to suppliers, net	166,291	466,878
Inventories, net	6,467,863	6,061,974
Notes receivable	15,604	738,080

Total current assets	12,400,218	13,329,931

NONCURRENT ASSETS:
Advance for equipment purchase	351,842	336,822
Prepayments	316,598	321,248
Property and equipment, net	11,595,758	11,853,575
Land use right and patents, net	4,101,536	4,162,058

Total non current assets	16,365,734	16,673,703

TOTAL ASSETS	$28,765,952	$30,003,634

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	2,357,223	2,720,996
Accrued expenses and other payables	4,517,883	4,353,402
Advance from customers	299,197	243,171
Advances from shareholder	929,679	-
Tax payable	63,233	68,234
Short term loans	10,688,951	12,952,396
Short term payable, net of unamortized interest	453,992	442,827

Total current liabilities	19,310,158	20,781,026

Total Liabilities	19,310,158	20,781,026

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 24,982,822 shares issued and outstanding	250	250
Additional paid in capital	20,649,092	20,649,092
Statutory reserve fund	1,104,138	1,104,138
Accumulated other comprehensive income	3,888,194	4,105,963
Accumulated deficit	(16,185,880)	(16,636,835)

Total stockholders' equity	9,455,794	9,222,608

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,765,952	$30,003,634

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three months ended March 31,
	2014	2013

Net sales	$1,927,593	$252,819
Cost of goods sold	1,538,078	430,101

Gross profit (loss)	389,515	(177,282)

Operating expenses
Selling	43,402	48,488
General and administrative	328,026	238,704
Reverse of bad debt allowance	(709,595)	-

Total operating expenses (income)	(338,167)	287,192

Income (loss) from operations	727,682	(464,474)

Non-operating income (expenses)
Interest income	235	319
Interest expense	(279,499)	(448,771)
Other income	27,076	46,281
Other expenses	(24,538)	(43,196)

Total non-operating expenses, net	(276,726)	(445,367)

Income (loss) before income tax	450,956	(909,841)
Income tax expense	-	-

Net income (loss)	450,956	(909,841)
Foreign currency translation gain (loss)	(217,769)	93,407

Comprehensive income (loss)	$233,187	$(816,434)

Basic and diluted weighted average shares outstanding	24,982,822	24,982,822

Basic and diluted earnings (loss) per share	$0.02	$(0.04)

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three months ended March, 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$450,956	$(909,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	177,826	159,466
Amortization of interest	15,223	14,834
Decrease in bad debt allowance	(709,595)	-
Provision for inventory impairment	201,922	94,570
(Increase) decrease in assets:
Restricted cash	243,585	-
Accounts receivable	1,060,374	386,062
Retentions receivable	512,030	49,677
Notes receivable	719,843	635,502
Other receivables, deposits and prepayments	(434,397)	1,100
Advances to suppliers	279,907	(523,654)
Inventories	(664,768)	(569,660)
Increase (decrease) in liabilities:
Accounts payable	(341,887)	(274,503)
Accrued expenses	166,556	255,028
Advance from customers	58,532	762,362
Taxes payable	(4,413)	(60,097)

Net cash provided by operating activities	1,731,694	20,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(2,216)	(10,074)

Net cash used in investing activities	(2,216)	(10,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from shareholder	-	(41,946)
Advances from shareholder	926,546	-
Repayment of short term loans	(2,255,639)	-

Net cash used in financing activities	(1,329,093)	(41,946)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	5,534	141

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	405,919	(31,033)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	8,178	42,996

CASH & EQUIVALENTS, END OF PERIOD	$414,097	$11,963

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$71,082	$62,722

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

The consolidated interim financial information as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 was prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that were filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company had accumulated deficit of $16.18 million as of March 31, 2014 although the Company incurred net income of $0.45 million for the three months ended March 31, 2014. In addition, the Company had promissory notes of $10 million and $50,000 that are past due. Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, the default promissory note of $10 million became payable upon Note-holder’s request (See Note 11).  As of March 31, 2014, the Company had an outstanding balance of $0.65 million including accrued interest under this credit line and $453,992 under short term payable currently in default. The Company has been unable to raise funds from the U.S. markets to pay off these obligations. During the quarter ended March 31, 2014, the Company’s shareholder who is also the CEO of the Company lent $$929,679 for Company’s operating needs (See Note 17). These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company is seeking to obtain additional financing from local banks in the PRC.  The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power. All intercompany transactions and account balances were eliminated in consolidation.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013
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

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on contractual payment terms specified in the contract. Based on its historical collection activity, the Company had allowances for bad debts of $3,776,839 and $4,523,084 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, the Company had gross retentions receivable for product quality assurance of $2,212,251 and $2,746,082, respectively. The retention generally is 10% of the sales price with a one-year term, but no later than the termination of the warranty period. The Company had allowances for retentions receivable of $1,679,648 and $1,694,855 at March 31, 2014 and December 31, 2013, respectively.

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
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

Warranties

The Company offers a product warranty to its customers of up to 12 months depending on the terms negotiated with each customer. During the warranty period, the Company will repair or replace defective products free of charge. The Company commenced production in 2009 and as of March 31, 2014, the Company accrued $8,134 in warranty expense. The Company implemented internal manufacturing protocols designed to ensure product quality beginning from the receipt of raw materials to the final inspection at the time products are shipped. The Company monitors warranty claims and accrues for warranty expense accordingly, using ASC Topic 450 to account for its standard warranty.

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

The Company’s warranty reserve activity for the three months ended March 31, 2014 and year ended December 31, 2013 is as follows:

	2014	2013
Balance at beginning of period	$8,188	$9,790
Foreign currency translation loss	(54)	(1,602)
Actual costs incurred		-
Ending balance (accrued expense)	$8,134	$8,188

After the warranty period, the Company charges for after-sales services on its products. Such revenue is recognized when the service is provided. For the three months ended March 31, 2014 and years ended December 31, 2013, the Company had no after-sales services income.  The warranty reserve is included in accrued expense (Note 10).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material, labor and related overhead, which are attributable to the products, and other indirect costs that benefit all products. Write-down of inventory to lower of cost or market is also recorded in COGS.

Research and Development

Research and development (“R&D”) costs are related primarily to the Company’s development and testing of its new technologies used to manufacture its bellows-related products. R&D costs are expensed as incurred. For the three months ended March 31, 2014 and 2013, R&D was $31,377 and $46,513, respectively, and was included in general and administrative expenses.

Shipping and Handling Costs

Shipping and handling costs for delivery of finished goods are included in selling expenses. During the three months ended March 31, 2014 and 2013, shipping and handling costs were $17,678 and $25,922, respectively.

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

The warrants and options to purchase up to 1,987,500 and 2,821,310 shares of common stock were anti-dilutive during the three months  ended March 31, 2014 and 2013, respectively.

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
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

The RMB to USD exchange rates in effect as of March 31, 2014 and December 31, 2013, were $1 = RMB 6.1521 and $1 = RMB 6.0969, respectively. The average RMB to USD exchange rates in effect for the three months ended March 31, 2014 and 2013, were $1 = RMB 6.1180 and $1 = RMB 6.2785, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2014 and 2013 included net income (loss) and foreign currency translation adjustments.

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

Following is a summary of sales by products for the three months ended March 31, 2014 and 2013:

	2014	2013

Bellows expansion joints and related	$260,202	$130,301
Pressure vessels (heat exchanger)	239,963	-
Other – high temperature compensators	61,050	122,518
Forging products	1,366,378	-
Total	$1,927,593	$252,819

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

3. OTHER RECEIVABLES (NET) AND DEPOSITS

Other receivables and deposits consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Deposits for contract bids	$101,807	$97,603
Advance to employees	203,348	87,943
Advance to unrelated party companies	1,626,549	295,232
Deposit for land use right bid	-	328,036
Other	1,145,239	2,462,948
Less: bad debt allowance	(508,902)	(513,509)
Total, net	$2,568,041	$2,758,253

As of March 31, 2014, other of $1,145,239 mainly consisted of retainers for legal expense of $270,000, and the receivables of $785,992 from suppliers, which the Company previously prepaid for raw material purchases in the aggregate of $3,279,060 but the purchase orders were later cancelled by the Company. The Company collected $2.49 million as of March 31, 2014 and expected to collect the full payments in 2014.  Advance to unrelated party companies of $1,626,549 was various short-term loans, bore no interest, and payable upon demand.  As of December 31, 2013, other of $2,462,948 mainly consisted of receivable of $607,040 from sales of equipment, retainers for legal expense of $270,000, and the receivables of $993,808 from suppliers, which the Company previously prepaid in the first quarter of 2013 for raw material purchases but the purchase orders were later cancelled by the Company. Advance to unrelated party companies of $295,232 was various short-term loans, bore no interest, and payable upon demand.  Deposit of $328,036 was an initial deposit for company to bid for a land use right; however, this deposit was refunded to the Company during the three months ended March 31, 2014 due to the Company failed the bidding for the purchase.

4. ADVANCES TO SUPPLIERS

Advances to suppliers mainly consisted of prepayments to suppliers for raw materials which were mainly comprised of steel.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

5. INVENTORIES

Inventories consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Raw materials	$3,750,268	$2,988,859
Finished goods	1,442,516	1,649,209
Work in process	5,067,336	5,047,877
Less: allowance for inventory impairment	(3,792,257)	(3,623,971)
Total, net	$6,467,863	$6,061,974

6. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payment for accounts receivable. The Company discounted these notes with a bank or endorsed notes to vendors for payment of its obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. These notes receivable are with recourse and the Company is contingently liable to make the payment to the endorsee in case of a default. As of March 31, 2014 and December 31, 2013, the Company had notes receivable of $0.26 million and $0.59 million, respectively that were endorsed to vendors as payments for the Company’s obligation (contingent liability).

7. PREPAYMENTS

Long-term prepayments mainly were a prepaid land occupancy fee paid to the inhabitants of the land on which the Company plans to construct a manufacturing plant. Currently, the Company amortizes prepaid rental over 50 years according to the terms of the lease agreement.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Buildings	$10,561,889	$10,657,514
Equipment and machinery	2,748,018	2,770,675
Vehicle	36,898	37,232
Office equipment	108,946	109,933
Total	13,455,751	13,575,354
Accumulated depreciation	(1,859,993)	(1,721,779)
Total, net	$11,595,758	$11,853,575

Depreciation for the three months ended March 31, 2014 and 2013 was $154,519 and $144,174, respectively.

9. INTANGIBLE ASSETS

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Land use right	$4,567,757	$4,634,762
Patents	16,255	16,401
Total	4,584,012	4,651,163
Accumulated amortization	(482,476)	(489,105)
Total, net	$4,101,536	$4,162,058

Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $23,307 and $15,292, respectively. At March 31, 2014, annual amortization for the next five years was expected to be as follows:

Year	Amount
2015	$93,286
2016	93,286
2017	93,286
2018	93,286
2019	93,286
Thereafter	3,635,106
Total	$4,101,536

As of March 31, 2014 and December 31, 2013, the Company is in the process of acquiring a land use right in the Liaoning Province Tieling Economic and Technological Development Zone for which a land use right deposit of $0.4 million was made to Tieling Yinzhou Industrial Park Management Committee and Teiling Economic Development Zone Non-Tax Revenue Bureau. The deposit of the land use right was transferred into intangible assets during the first quarter of 2012; however, the Company has not obtained the land use right as of this report date.

10. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables at March 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Payroll-related	$97,779	$111,800
Warranty (note 2)	8,134	8,188
Other	87,043	95,210
Accrued interest	3,924,119	3,737,396
Accrued legal expense	400,808	400,808
Total	$4,517,883	$4,353,402

As of March 31, 2014 and December 31, 2013, the Company had $400,808 accrued legal expense and $75,209 and $66,315 accrued interest, respectively, for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group.

Accrued interest included interest on promissory notes, line of credit and credit union loans and interest on amount owed to legal expenses (See Note 11). The Company paid in full credit union loans along with interest during the three months ended March 31, 2014.

11. SHORT-TERM LOANS

On September 13, 2010, the Company borrowed $1,827,050, $953,243 and $556,059 from three different credit unions. Each loan bore interest of 7.2% and was to mature on September 12, 2011. The Company extended the maturity date of the loans through an agreement with one of the credit unions. Pursuant to this agreement, the Company was required to pay $317,415 (RMB 2,000,000) by October 2011, with the remaining balance to be paid by June 2012. However, the Company did not make the payment of $317,415 (RMB 2,000,000), as per the agreement and, as such, the extension of maturity date was not granted.  As of March 31, 2014, the Company repaid all three loans.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. From March 1, 2012 through August 13, 2013, the Company was in default on interest payment that was required to pay in advance; the Company was also in default in payment of $10 million loan due on March 1, 2013. Therefore the interest, from the date of the Default, was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to the Line of Credit Agreement descried below.  The Company had interest payable of $3.84 million as of March 31, 2014.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request and the interest rate at 8.5% after August 13, 2013.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposits the required amount into an escrow account each time before disbursement, and the escrow agent disburses some or all of the deposit from time to time as directed in writing by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for the amount borrowed under this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24%.  As of March 31, 2014, the Company borrowed $0.65 million from the credit line and accrued interest of $8,939.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of March 31, 2014, the Company had accrued interest of $6,690 on this note. The note is past due with default interest at 6% accrued subsequent to February 1, 2012.

At March 31, 2014 and December 31, 2013, the short-term loans consisted of the following:

	2014	2013
Promissory Note of US parent	50,000	50,000
Loan of U.S. Parent	10,000,000	10,000,000
Credit line payable of U.S. Parent	638,951	638,951
Credit union loan, Chinese subsidiary	-	2,263,445
Total short term loan	$10,688,951	$12,952,396

12. TAXES PAYABLE (RECEIVABLE)

Taxes payable (receivable) consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Value-added tax	$(5,670)	$23,543
Income tax	(8,144)	(8,218)
Other	77,047	52,909
Total	$63,233	$68,234

13. SHORT-TERM PAYABLE

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). During the three months ended March 31, 2014 and 2013, the Company did not make any payments and is currently in default as of March 31, 2014. The Company expects to pay the remaining amount by the due date of October 2014.

At March 31, 2014, the short-term payable consisted of the following:

Short-term payable	$461,615
Less: unamortized interest	(7,623)
Net	453,992

14. MAJOR CUSTOMERS AND VENDORS

One customer accounted for 83% of sales for the three months ended March 31, 2014. At March 31, 2014, total receivable from this customer was $566,395.

Three customers accounted for 93% of sales for the three months ended March 31, 2013, and each customer accounted for 36%, 31% and 26% of total sales, respectively. At March 31, 2013, total receivables from these customers were $299,298.

One vendor accounted for 62% of total purchases for the three months ended March 31, 2014. At March 31, 2014, the total payable to this vendor was $0.

Two vendors accounted for 32% of total purchases for the three months ended March 31, 2013, and each vendor accounted for 15% and 17% of total purchases, respectively. At March 31, 2013, the total payable to these vendors were $0.

15. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose, and net operating loss for income tax purpose. As of March 31, 2014 and December 31, 2013, deferred tax asset (liability) consisted of the following:

	2014	2013
Deferred tax asset - current (bad debt allowance)	$1,364,122	$1,554,485
Deferred tax asset - current (inventory allowance)	948,064	905,993
Deferred tax asset – current (allowance to other receivable)	127,225	128,377
Deferred tax asset – current (allowance for advance to supplier)	1,441,427	1,454,477
Deferred tax asset – noncurrent (NOL)	2,712,218	2,646,258
Less: valuation allowance	(6,593,056)	(6,689,590)
Net	$-	$-

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

16. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. CleanTech has NOL of $7.98 million as of March 31, 2014, which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s, the U.S. parent company, has limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended March 31, 2014 and 2013:

	2014		2013
U.S. statutory rates (benefit)	34.0%		(34)%
Tax rate difference	(12.9	) %	6.8%
Utilization of NOL	(38.6	) %	-%
Valuation allowance	17.5%		27.2%
Effective income tax rate	-%		-%

17. ADVANCES FROM SHAREHOLDER

As of March 31, 2014, the Company had $929,679 advance from the Company’s shareholder (also Company’s CEO) for the Company’s operating needs, this advance did not have any interest, and payable upon demand.

18. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

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

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with a lender for $10 million (See Note 11).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Following is a summary of the warrant activity:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2014	1,987,500	$4.00	1.95
Exercisable at January 1, 2014	1,987,500	$4.00	1.95
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2014	1,987,500	$4.00	1.70
Exercisable at March 31, 2014	1,987,500	$4.00	1.70

19. STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the three months ended March 31, 2014 and 2013.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

20. OPERATING RISKS

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

21. LITIGATION

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a breach of contract by Dongbei Jincheng Construction Co., Ltd., a plant construction contractor. On March 14, 2013, Dongbei JinCheng filed a complaint in the Tieling Intermediate People's Court against the Company, alleging that the Company owes it construction costs in the amount of RMB 2,400,099.82 plus RMB 700,000 interest and RMB 28,176 arbitration expenses. On March 19, 2013, the company filed a counterclaim against Dongbei JinCheng, alleging that Dongbei JinCheng breached the contract by failing to complete the construction work according to quality specifications. The Company sought in RMB 2,197,131.53 monetary damages. On October 9, 2013, Dongbei JinCheng was ordered by the court to pay RMB 27,000 examination fee, RMB 77,413.89 repair costs and RMB 13,000 design and appraisal costs to the Company. On October 10, 2013, the Company filed an appeal against Dongbei JinCheng to Liaoning High People's Court in order to obtain higher damages. As of this report date, this case is under review by Liaoning High People's Court.

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

RESULTS OF OPERATIONS

The three months ended March 31, 2014, compared to the three months ended March 31, 2013

The following table presents the consolidated results of operations for the three months ended March 31, 2014 and 2013.

	2014			2013
	$	% of Sales		$	% of Sales
Net sales	1,927,593	100%		252,819	100%
Cost of goods sold	1,538,078	80%		430,101	170%
Gross profit (loss)	389,515	20%		(177,282)	(70	) %
Operating expenses (income)	(338,167)	(18	) %	287,192	114%
Income (loss) from operations	727,682	38%		(464,474)	(184)%
Total non-operating expense	(276,726)	(14)%		(445,367)	(176)%
Income (loss) before income tax	450,956	23%		(909,841)	(360)%
Income tax expense	-	-%		-	-%
Net income (loss)	450,956	23%		(909,841)	(360)%

NET SALES

Net sales for the three months ended March 31, 2014 increased to $1.93 million from $0.25 million for the comparable period of 2013, an increase of $1.68 million or 662%. Net sales for the three months ended March 31, 2014, consisted of $0.26 million in sales of bellows expansion joints, $0.24 million in sales of pressure vessels including heat exchanger, $1.36 million in sales of forging, and $61,000 in other sales. Net sales for the comparable period of 2013 consisted of $0.12 million in sales of bellows expansion joints, and $0.13 million in other sales. Even though  the 1st quarter of each year is typically our slow season due to the cold weather and Chinese New Year holidays, our sales increased in the three months ended March 31, 2014 compared with the same period of 2013 due to our continuous effort to improve our sales force’s effectiveness, expansion of our sales channels and development of new products, including the successful launching of new forging products.

COST OF GOODS SOLD

Cost of goods sold (“COGS”) for the three months ended March 31, 2014 increased to $1.54 million from $0.43 million for the comparable period of 2013. COGS include material costs, primarily steel, labor and related overhead costs. The increased COGS was due primarily to increased production. We also faced increased raw material costs with respect to the production of all of our products due to overall inflation being experienced in China. COGS as a percentage of net sales was 80% in the three months ended March 31, 2014 compared to 170% for the 2013 period, the decrease in COGS to total sales was mainly due to increased production and sales of new forging products which had a higher gross margin in the three months ended March 31, 2014.  In addition, our COGS included inventory impairment provision of $201,900 (accounted for 10% of the sales) for the three months ended March 31, 2014, while we had $94,600 inventory impairment provision (accounted for 37% of the sales) for the same period of 2013.

GROSS PROFIT (LOSS)

Gross profit for the three months ended March 31, 2014 increased to $0.39 million  from $0.18 million gross loss for the 2013 period. Profit margin increased to 20% for the three months ended March 31, 2014 from (70)% for the 2013 period, as a result of increased sales and decreased COGS to total sales as described above.

OPERATING (INCOME) EXPENSES

Operating income for the three months ended March 31, 2014 increased to $0.34 million from $0.29 million operating expenses for the 2013 period. The increase in operating income was mainly due to a reversal of bad debt allowance of $0.71 million as a result of successful collection of doubtful accounts receivable for the three months ended March 31, 2014. Operating income as a percentage of net sales for the three months ended March 31, 2014 was 18% compared to operating income of 114% of operating expenses as a percentage of net sales for the same 2013 period.  Our G&A expenses increased to $0.33 million in the three months ended March 31, 2014 from $0.24 million in the same period of 2013, the increase was mainly due to our increased sales and expansion of business.

TOTAL NON-OPERATING EXPENSES

Total non-operating expenses for the three months ended March 31, 2014 was $276,726 and consisted mainly of $279,499 in interest expense, but was offset by net other income of $2,773, compared to $445,367 for the three months ended March 31, 2013, which consisted mainly of $448,771 in interest expense, but was offset by $3,404 net other income.

NET INCOME (LOSS)

Net income for the three months ended March 31, 2014 was $0.45 million compared to net loss of $0.91 million for the same 2013 period. Net income as a percentage of net sales for the three months ended March 31, 2014 was 23% compared to net loss as a percentage of net sales of 360% for the same 2013 period. The increase in net income was attributable to significantly increased sales and reversal of bad debt allowance.

LIQUIDITY AND CAPITAL RESOURCES

The three months ended March 31, 2014, compared to the three months ended March 31, 2013

Our operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations.

As of March 31, 2014, we had cash and equivalents of $414,097, other current assets of $11,986,121 and current liabilities of $19,310,158. Working capital deficit was $6,909,940 at March 31, 2014. The ratio of current assets to current liabilities was 0.64-to-1 as of March 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$1,731,694	$20,846
Investing activities	(2,216)	(10,074)
Financing activities	(1,329,093)	(41,946)

Net cash provided by operating activities was $1,731,694 for the three months ended March 31, 2014, compared to $20,846 for the same 2013 period. The increase in net cash provided in operating activities during the three months ended March 31, 2014 was due mainly to a significant increase in net income, improved collection on accounts receivables (we had cash inflow of $1.06 million from collection of accounts receivables in the three months ended March 31, 2014 while we only had $0.39 million in the same period of 2013), and less advance payment to suppliers.

Net cash used in investing activities was $2,216 during the three months ended March 31, 2014 compared to net cash used in investing activities of $10,074 for the same 2013 period. The cash used in investing activities in the three months ended March 31, 2014 and 2013 was for the payment for purchasing of property and equipment.

Net cash used in financing activities was $1,329,093 for the three months ended March 31, 2014, compared to net cash used in financing activities of $41,946 for the same 2013 period. The cash outflow in the three months ended March 31, 2014 was for repayment of $2.26 million for the short-term loans, offset with proceeds from advance from shareholder of $926,546. In the three months ended March 31, 2013, the cash outflow resulted from advance to an officer/shareholder of $41,946.

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

As of March 31, 2014, we had accounts receivable of $6,012,558 (before bad debt allowance of $3,776,839), of which $120,935 was current, $937,108 had aging over 30 days, $588,048 had aging over 90 days, $1,159,099 had aging over 180 days and $3,207,368 had aging over 360 days.

Recent Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

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

Contractual Obligations

On September 21, 2009, we entered into a construction contract with a local authority, the Administration Committee for Liaoning Special Vehicle Production Base, or LSVPB, to build a plant for us. Under the terms of the construction agreement, LSVPB was responsible for the construction of the plant and we pledged the plant as collateral for our payment to LSVPB of $1,944,151 (RMB 12,249,900) in plant construction costs in five equal annual installment payments starting in October 2010 with $388,830 (RMB 2,449,980) as the first installment amount. In the fourth quarter of 2011, the Company received a subsidy from LSVPB of $1.11 million (RMB 7,000,000) against the outstanding payment. In the first quarter of 2012, the Company repaid $382,886 (RMB 2,410,000). During the three months ended March 31, 2014, the Company did not make any payments and was in default  as of March 31, 2014. The Company expects to pay the outstanding amount of $442,827 in full by October 2014.

On December 13, 2010, we entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to us in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. From March 1, 2012 through August 13, 2013, we were in default on interest payment that was required to pay in advance; we were also in default in payment of $10 million loan due on March 1, 2013. The interest, from the date of the Default, was at the lesser of 24% or the maximum applicable legal rate.  Accordingly, we used 24% as default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to the Line of Credit Agreement descried below. We had interest payable of $3.84 million on this loan as of March 31, 2014.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request and the interest rate at 8.5% after August 13, 2013.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to us of up to $10 million. The lender deposits the required amount into an escrow account each time before disbursement, and the escrow agent disburses some or all of the deposit from time to time as directed in writing by the lender for advancing us to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  The promissory note has a default rate of 24%.  As of March 31, 2014, we borrowed $0.65 million from the credit line and accrued interest of $8,939.

On December 14, 2011, we entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. The note is past due with default interest at 6% accrued subsequent to February 1, 2012. As of March 31, 2014, the Company had accrued interest of $6,690 on this note.

At March 31, 2014, we had short-term loans outstanding of $10,688,951, and total accrued interest of $3.85 million.

Pending Litigation

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a breach of contract by Dongbei Jincheng Construction Co., Ltd., a plant construction contractor. On March 14, 2013, Dongbei JinCheng filed a complaint in the Tieling Intermediate People’s Court against the Company, alleging that the Company owes it construction costs in the amount of RMB 2,400,099.82 plus RMB 700,000 interest and RMB 28,176 arbitration expenses. On March 19, 2013, the company filed a counterclaim against Dongbei JinCheng, alleging that Dongbei JinCheng breached the contract by failing to complete the construction work according to quality specifications. The Company sought in RMB 2,197,131.53 monetary damages. On October 9, 2013, Dongbei JinCheng was ordered by the court to pay RMB 27,000 examination fee, RMB 77,413.89 repair costs and RMB 13,000 design and appraisal costs to the Company. On October 10, 2013, the Company filed an appeal against Dongbei JinCheng to Liaoning High People’s Court in order to obtain higher damages. As of this report date, this case is under review by Liaoning High People’s Court.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2012, Creative Bellows had a case pending in arbitration for the recovery of approximately one million RMB. Creative Bellows filed the arbitration proceeding for a breach of contract by Dongbei Jincheng Construction Co., Ltd., a plant construction contractor. On March 14, 2013, Dongbei JinCheng filed a complaint in the Tieling Intermediate People’s Court against the Company, alleging that the Company owes it construction costs in the amount of RMB 2,400,099.82 plus RMB 700,000 interest and RMB 28,176 arbitration expenses. On March 19, 2013, the company filed a counterclaim against Dongbei JinCheng, alleging that Dongbei JinCheng breached the contract by failing to complete the construction work according to quality specifications. The Company sought in RMB 2,197,131.53 monetary damages. On October 9, 2013, Dongbei JinCheng was ordered by the court to pay RMB 27,000 examination fee, RMB 77,413.89 repair costs and RMB 13,000 design and appraisal costs to the Company. On October 10, 2013, the Company filed an appeal against Dongbei JinCheng to Liaoning High People’s Court in order to obtain higher damages. As of May 9, 2014, this case is under review by Liaoning High People’s Court.

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

Item 1A.  Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On December 13, 2010, the Company entered into a loan with a lender for $10 million. At the Lender’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the Lender or any designee of Lender as provided to the Company in writing by Lender. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. From March 1, 2012 through August 13, 2013, the Company was in default on interest payment that was required to pay in advance; the Company was also in default in payment of $10 million loan due on March 1, 2013. Therefore the interest, from the date of the Default, was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to the Line of Credit Agreement descried below.  The Company had interest payable of $3.84 million as of March 31, 2014.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default loan became payable upon Note-holder’s request and the interest rate at 8.5% after August 13, 2013.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. The lender deposits the required amount into an escrow account each time before disbursement, and the escrowagent disburses some or all of the deposit from time to time as directed inwriting by the lender for advancing the Company to pay expenses that are approved by the lender. The applicable interest rate for the amount borrowed under this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, withmaturity upon Note-holder’s request.  The promissory note has a default rate of 24%.  As of March 31, 2014, the Company borrowed $0.65 million from the credit line and accrued interest of $8,939.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of March 31, 2014, the Company had accrued interest of $6,690 on this note. The note is past due with default interest at 6% accrued subsequent to February 1, 2012.

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

CLEANTECH INNOVATIONS, INC.
(Registrant)

Date: May 12, 2014	By:	/s/ Bei Lv
Bei Lv Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

# Management contract or compensatory plan, contract or arrangement
† Filed herewith
‡ Furnished herewith