Form 10-Q/A
period 2014-03-31
CleanTech Innovations, Inc.
filed 2014-06-04
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the Report on Form 10-Q (the “Report”) is being filed to revise Part I, Item 1, Note 21; Part I, Item 2, Pending Litigation; and Part II, Item 1, Legal Proceedings to include information regarding a lawsuit filed by Stradley Ronon Stevens & Young LLP, the Company’s former counsel, against the Company on March 19, 2014 and a notice of intent of a default judgment which was filed on April 30, 2014.

This Amendment to the Report is also being filed to furnish the omitted certification Exhibit 32.2.

This Amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment is not a representation that any statements contained in the Report or this Amendment are true or complete as of any date subsequent to the date of the Report. This Amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

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

On March 19, 2014, Stradley Ronon Stenvens & Young, LLP ( the “Stradley”), filed a complaint in the Court of Common Pleas, Philadelphia County against the Company seeking $125,000 in unpaid legal fees in connection with Stradley’s representation of an appeal to the SEC regarding an adverse listing decision made by the NASDAQ Listing and Hearing Review Council. Stradley also alleged that the Company has failed to pay the firm $39,276.99 in fees for separate non-SEC legal matter. The Company failed to timely file an answer to the complaint and to enter a written appearance. On April 30, 2014, Stradley filed a notice of intent to take default judgment on the claim.

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

On March 19, 2014, Stradley Ronon Stenvens & Young, LLP ( the “Stradley”), filed a complaint in the Court of Common Pleas, Philadelphia County against the Company seeking $125,000 in unpaid legal fees in connection with Stradley’s representation of an appeal to the SEC regarding an adverse listing decision made by the NASDAQ Listing and Hearing Review Council. Stradley also alleged that the Company has failed to pay the firm $39,276.99 in fees for separate non-SEC legal matter. The Company failed to timely file an answer to the complaint and to enter a written appearance. On April 30, 2014, Stradley filed a notice of intent to take default judgment on the claim.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 19, 2014, Stradley Ronon Stenvens & Young, LLP ( the “Stradley”), filed a complaint in the Court of Common Pleas, Philadelphia County against the Company seeking $125,000 in unpaid legal fees in connection with Stradley’s representation of an appeal to the SEC regarding an adverse listing decision made by the NASDAQ Listing and Hearing Review Council. Stradley also alleged that the Company has failed to pay the firm $39,276.99 in fees for separate non-SEC legal matter. The Company failed to timely file an answer to the complaint and to enter a written appearance. On April 30, 2014, Stradley filed a notice of intent to take default judgment on the claim.

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

CLEANTECH INNOVATIONS, INC.
(Registrant)

Date: June 4 , 2014	By:	/s/ Bei Lv
Bei Lv Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 ‡	Certifications of Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

# Management contract or compensatory plan, contract or arrangement
† Filed herewith
‡ Furnished herewith