Form 10-Q
period 2014-06-30
CleanTech Innovations, Inc.
filed 2014-08-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35002

CLEANTECH INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0516425
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China	112616
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,327,607 shares of common stock outstanding as of July 14, 2014.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or available upon written request to our corporate secretary at  C District, Maoshan Industry Park, Tieling Economic Development Zone, Tieling, Liaoning Province, China. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS

CURRENT ASSETS:
Deposits	$-	$270,000

Total current assets	-	270,000

Assets of discontinued operations	-	29,733,635

TOTAL ASSETS	$-	$30,003,635

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$121,134
Accrued expenses and other payables	4,554,014	4,109,499
Short term loans	10,581,731	10,688,951

Total current liabilities	15,135,745	14,919,584

Liabilities of discontinued operations	-	5,861,443

Total Liabilities	15,135,745	20,781,027

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock, $0.00001 par value, 66,666,667 shares authorized, 3,251,139 and 8,327,607 shares issued and outstanding at June 30, 2014 and December 31, 2013	33	83
Additional paid in capital	17,353,663	20,649,259
Statutory reserve fund	-	1,104,138
Accumulated other comprehensive income	-	4,105,963
Accumulated deficit	(20,305,919)	(16,636,835)
	(2,952,223)	9,222,608

Less: treasury stock, at cost; 5,076,468 shares of common stock	(12,183,522)	-

Total stockholders' equity (deficit)	(15,135,745)	9,222,608

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$30,003,635

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months ended June 30,		Three Months ended June 30,
	2014	2013	2014	2013

Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative	330,035	-	357,833	-

Total operating expenses	330,035	-	357,833	-

Loss from operations	(330,035)	-	(357,833)	-

Non-operating income (expenses)
Interest expense	(444,515)	(941,077)	(222,719)	(599,104)

Total non-operating expenses	(444,515)	(941,077)	(222,719)	(599,104)

LOSS FROM CONTINUING OPERATIONS	(774,550)	(941,077)	(580,552)	(599,104)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(452,974)	(1,342,692)	(1,097,928)	(774,824)
LOSS ON DISPOSAL OF SUBSIDIARIES	(10,711,186)	-	(10,711,186)	-

Net loss	(11,938,710)	(2,283,769)	(12,389,666)	(1,373,928)
Foreign currency translation gain	-	601,097	-	507,690

Comprehensive loss	$(11,938,710)	$(1,682,672)	$(12,389,666)	$(866,238)

Basic and diluted weighted average shares outstanding	7,766,672	8,327,607	7,211,900	8,327,607

Basic and diluted loss per share from continuing operations	$(0.10)	$(0.11)	$(0.08)	$(0.07)
Basic and diluted loss per share from discontinued operations	$(1.44)	$(0.16)	$(1.64)	$(0.09)
Basic and diluted loss per share	$(1.54)	$(0.27)	$(1.72)	$(0.16)

The accompanying notes are an integral part of these financial statements

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,938,710)	$(2,283,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	270,852	335,119
Amortization of interest expense	22,888	29,844
Changes in bad debt allowance	(426,885)	672,474
Provision for inventory impairment	885,611	107,863
Loss from disposal of subsidiaries	10,711,186	-
(Increase) decrease in assets:
Accounts receivable	694,034	(186,321)
Retentions receivable	677,605	1,056,793
Notes receivable	735,534	367,888
Other receivables, deposits and prepayments	636,527	30,209
Advances to suppliers	93,804	(231,888)
Inventories	(901,607)	(600,271)
Increase (decrease) in liabilities:
Accounts payable	(448,596)	(429,579)
Accrued expenses and other payables	342,080	1,188,440
Advance from customers	(100,834)	544,484
Taxes payable	(21,124)	(132,070)

Net cash provided by operating activities	1,232,365	469,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	243,585	-
Acquisition of property & equipment	(38,794)	(12,161)
Long term investment receipt	-	96,134
Cash disposed with discontinued operations	(177,483)	-

Net cash provided by investing activities	27,308	83,973

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from shareholder	-	(89,517)
Advances from shareholder	990,459	-
Repayment of short term loans	(2,255,639)	(384,535)

Net cash used in financing activities	(1,265,180)	(474,052)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(2,671)	1,333

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(8,178)	80,470

CASH & EQUIVALENTS, BEGINNING OF PERIOD	8,178	42,996

CASH & EQUIVALENTS, END OF PERIOD	$-	$123,466

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$71,082	$154,290

The accompanying notes are an integral part of these financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Background of the Company

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

Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) was incorporated in the PRC province of Liaoning on September 17, 2007. Creative Bellows designs and manufactures bellows expansion joints, pressure vessels, wind tower components for wind turbines and other fabricated metal specialty products. On May 26, 2009, the three individual shareholders of Creative Bellows established Liaoning Creative Wind Power Equipment Co., Ltd. (“Creative Wind Power”). During 2009, the three shareholders transferred their Creative Wind Power shares to Creative Bellows at cost. As a result of the transfer of ownership, Creative Bellows owned 100% of Creative Wind Power. Creative Wind Power markets and sells wind tower components designed and manufactured by Creative Bellows.

The Exchange Agreement and the Divesture

On June 11, 2014, CleanTech entered into a Divesture and Exchange Agreement (the “Exchange Agreement”) with certain controlling shareholders of CleanTech, including Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu and Dianfu Lu (collectively, the “Controlling Shareholders”). Bei Lu and Dianfu Lu were also officers and directors of the Company.  The Controlling Shareholders collectively own 15,229,403 shares (pre-Reverse Split) of the Company’s common stock (the “Controlling Shares”), or 61.0% of the total number of the Company’s outstanding shares.

Pursuant to the Exchange Agreement, the Controlling Shareholders agree to transfer all of the Controlling Shares to the Company in exchange for the transfer by the Company of its wholly owned Chinese subsidiaries, Creative Wind Power and Creative Bellows (collectively the, “China Subsidiaries”) to the Controlling Shareholders or their designees. The China Subsidiaries represent all of the Company’s China-based business. We refer to these transfers as the "Divesture".

The Exchange Agreement is subject to various conditions, including that the Controlling Shares and the Company's ownership interests in Creative Bellows and Creative Wind Power (the “Subsidiary Interests”) be deposited into and held in escrow pursuant to the terms of a separately-executed escrow agreement (the “Escrow Agreement”). The release of the Controlling Shares and the Subsidiary Interests and consummation of the Exchange Agreement is further subject to the requirement that the Company promptly form a wholly owned British Virgin Islands corporation (the “BVI Subsidiary”). Upon formation of the BVI Subsidiary, the Company was required to effectuate the transfer of the Subsidiary Interests to the BVI Subsidiary followed by its transfer of all of the Company’s ownership interest in the BVI Subsidiary to the Controlling Shareholders. The Exhange Agreement is also subject to customary representations and warranties of the parties and provides for cross-indemnification to either party in the case of certain liabilities to either party. As of June 30, 2014, the BVI Subsidiary was formed; the Subsidiary Interests and the Controlling Shares were deposited into the escrow account on June 12, 2014; the Controlling Shareholders were no longer the shareholders of the Company commencing June 12, 2013; for accounting purposes, the disposal of the China Subsidiaries was closed on June 12, 2014 and has been accounted for in these financial statements.

On June 11, 2014, in consideration of the Exchange Agreement and the related transactions, the Company’s largest creditor, NYGG (Asia) Ltd., a British Virgin Islands corporation (“NYGG”), entered into a Forbearance and Waiver Agreement with the Company (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, NYGG and its affiliates agree to forbear from exercising certain of their respective rights and remedies related to the Company’s debt obligations to them and certain events of default thereunder. The forbearance period extends from June 11, 2014 until the first to occur of: (i) September 10, 2014, (ii) the transfer of the Controlling Shares to the Company in exchange for the transfer of the Subsidiary Interests to the Controlling Shareholders; and (iii) the termination of the Exchange Agreement. Upon the earlier to occur of (i) the occurrence of  a forbearance default under the Forbearance Agreement (which includes any failure by the Company to comply with and/or diligently pursue the Exchange Agreement) or (ii) the expiration of the forbearance period, NYGG’s agreement to forbear shall immediately terminate and it shall thereafter be entitled to exercise all of its rights and remedies with respect to the Company’s debt obligations to it.  Further to the Forbearance Agreement, NYGG also agrees to unconditionally release each of the China Subsidiaries from all of their debt obligations to NYGG. The terms of NYGG’s release and waiver are set forth in a separately-executed Release and Waiver Agreement between NYGG and each of the China Subsidiaries (the “Waiver Agreement”).

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

The Merger Agreement

On June 13, 2014, CleanTech entered into an Agreement and Plan of Share Exchange (the “Merger Agreement”) with Six Dimensions and the shareholders of Six Dimensions, pursuant to which, subject to certain conditions, Six Dimensions will become a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to Merger Agreement, the Company will acquire all of the shares of Six Dimensions in exchange for an aggregate of 88,929,203 (post-Reverse Split) newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) issued to Six Dimensions’ shareholders in accordance with their pro rata ownership of Six Dimensions equity.  In addition, the shares to be exchanged pursuant to the Merger Agreement will be adjusted to reflect the Reverse Split (described below).

On June 12, 2014 the Company obtained shareholder approval to (i) amend its Articles of Incorporation to (A) change its authorized shares of Common Stock, par value $0.00001 per share, from 66,666,667 to 400,000,000 and (B) change the name of the Company to “6D Global Technologies, Inc.”; (ii) authorize the conversion of the Company into a corporation organized under the laws of the State of Delaware; (iii) complete the Divesture; and (iv) obtain NYGG’s consent to convert all of its notes, debts and other liabilities made to or on behalf of the Company, into 80,844,730 shares of the Company’s Common Stock.  As of date of filing this report, except for the disposition of all of the Company’s China-based operations and assets in exchange for the satisfaction and/or assumption of all liabilities, none of these events has taken place.

Six Dimensions is not obligated to consummate the transactions under the Merger Agreement unless aggregate gross proceeds of not less than $3 million and not more than $5.1 million received pursuant to a private placement (the “Private Placement”) of the Common Stock at $0.90 per share are held in an escrow account, on terms satisfactory to Six Dimensions and the Company, and the conditions to closing the Private Placement are satisfied. In addition, the Company must maintain the listing of its common stock on the NASDAQ Stock Market.

The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the raising and placement into escrow of the proceeds from the Private Placement; (ii) approval by the Company’s shareholders and Board of Directors of the Merger Agreement and other transactions contemplated in connection with the Merger; (iii) the approval by Six Dimensions' Board of Directors and the Six Dimensions Shareholders of the Merger Agreement and other transactions contemplated thereunder; (iv) the provision by the Company to Six Dimensions of certain financial statements of the Company; and (v) the provision by Six Dimensions to the Company of certain financial statements of Six Dimensions.

The Merger Agreement contains certain termination rights for both Six Dimensions and the Company. In addition, either party may terminate the Exchange Agreement if the Exchange is not consummated by December 31, 2014. The Exchange has not been completed as of June 30, 2014 and as of the date of filing this report.

The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of such agreement filed on June 17, 2014 as an annex to the Company’s Current Report on Form 8-K, which is hereby incorporated into this Quarterly Report on Form 10-Q by reference.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

The Reverse Stock Split

On July 31, 2014, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effect a one (1)-for-three (3) reverse stock split (the “Reverse Split”) of the authorized and issued and outstanding shares of the Common Stock, par value $0.00001 per share, of the Company. Pursuant to the Certificate of Change, the Reverse Split was effective at 5:00 a.m. Eastern Standard Time on July 14, 2014.

The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. At the Effective Time, the Company's Articles of Incorporation were deemed amended and the authorized number of shares of the Company decreased from two hundred million (200,000,000) shares to sixty-six million, six hundred and sixty-six thousand, six hundred and sixty-seven (66,666,667) shares.

The foregoing description of the Reverse Split does not purport to be complete, and is qualified in its entirety by reference to the full text of such certificate filed on July 3, 2014 as an annex to the Company’s Current Report on Form 8-K, which is hereby incorporated into this Quarterly Report on Form 10-Q by reference.

The consolidated interim financial information as of June 30, 2014 and for the six and three month periods ended June 30, 2014 and 2013 was prepared without audit, pursuant to the rules and regulations of the Security and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that were filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company had accumulated deficit of $20.31 million as of June 30, 2014 and the Company incurred a net loss of $11.94 million (including $10.71 million loss on the disposal of the China Subsidiaries) for the six months ended June 30, 2014. In addition, the Company had promissory notes of $10 million and $50,000 with total of $4.06 million accrued interest that are past due. As of June 30, 2014, the Company also had an outstanding balance of $0.54 million including accrued interest under a credit line. The Company has not been able to raise funds from the U.S. markets to pay off these obligations. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company seeks to obtain additional funds by equity financing and/or through a business combination transaction; however there is no assurance of additional funding being available.

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power, up to June 12, 2014; the Company disposed all of its equity interest in Creative Bellows and Creative Wind Power on June 12, 2014 and recognized a $10.71 million loss on the disposal of the China Subsidiaries. All intercompany transactions and account balances were eliminated in consolidation.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

The retention generally was 10% of the sales price with a one-year term, but no later than the termination of the warranty period.

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
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

The warrants and options to purchase up to 1,987,500 and 2,821,310 shares of common stock (pre-Reverse Split) were anti-dilutive during the six and three months ended June 30, 2014 and 2013, respectively.

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

The RMB to USD exchange rates in effect as of June 30, 2014 and December 31, 2013, were $1 = RMB 6.1528 and $1 = RMB 6.0969, respectively. The average RMB to USD exchange rates in effect for the six months ended June 30, 2014 and 2013, were $1 = RMB 6.1180 and $1 = RMB 6.2413, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of China.

Comprehensive Income (Loss)

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three months ended June 30, 2014 and 2013 included net income (loss) and foreign currency translation adjustments.

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
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

Following is a summary of sales by products for the six months ended June 30, 2014 and 2013:

	2014	2013

Bellows expansion joints and related	$398,165	$324,999
Pressure vessels (heat exchanger)	287,129	555,714
Wind tower	-	905,466
Other – high temperature compensators	279,796	-
Other – resale of raw materials	160,379	1,297,469
Forging products	1,397,027	-
Total	$2,522,496	$3,083,648

Following is a summary of sales by products for the three months ended June 30, 2014 and 2013:

	2014	2013

Bellows expansion joints and related	$137,963	$205,850
Pressure vessels (heat exchanger)	47,166	555,714
Wind tower	-	905,466
Other – high temperature compensators	218,746	-
Other – resale of raw materials	160,379	1,163,799
Forging products	30,649	-
Total	$594,903	$2,830,829

New Accounting Pronouncements

In January 2014, FASB issued Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Reclassification

Each asset and liability of Creative Bellows and Creative Wind Power (the discontinued operations) as of December 31, 2013 has been reclassified into the total assets and liabilities of discontinued operations in conformity with the presentation of the current period. The assets and liabilities of Creative Bellows and Creative Wind Power as of December 31, 2013 consisted of the following:

Cash	$8,178
Restricted cash	244,427
Accounts receivable, net	2,000,914
Advance to suppliers, net	466,878
Other receivable, net	2,488,253
Retentions receivable, net	1,051,227
Inventories, net	6,061,974
Notes receivable	738,080
Advance for equipment purchase	336,822
Long-term prepayment	321,248
Property and equipment, net	11,853,575
Intangible assets, net	4,162,058
Total assets	$29,733,634

Accounts payable	$(2,599,862)
Other payable and accrued expenses	(243,903)
Tax payable	(68,234)
Advance from customers	(243,171)
Short-term loans	(2,263,446)
Long-term payable	(442,827)
Total liabilities	$(5,861,443)

3. DEPOSITS

Deposits mainly represented retainer for legal expense at December 31, 2013.

4. ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2014 and December 31, 2013, the Company had $400,808 payable for legal expense and $84,203 and $66,315 accrued interest, respectively, for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against NASDAQ Stock Market, LLC and NASDAQ OMX Group.

Accrued interest included interest on $400,808 owed for legal expenses described above, and interest on short-term loans (promissory notes and line of credit) in the amount of $4,069,003 and $3,642,376 at June 30, 2014 and December 31, 2013, respectively (See Note 5).

5. SHORT-TERM LOANS

On December 13, 2010, the Company entered into a loan with NYGG for $10 million (the “2010 Loan”). At NYGG’s option, the principal amount of the 2010 Loan and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD$1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD$1.00. The 2010 Loan bore interest at 10% payable in advance at the beginning of each quarter with a maturity date of March 1, 2012. Subsequently, the 2010 Loan was amended to extend the maturity date to March 1, 2013 and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest was to be payable quarterly in advance. From March 1, 2012 through August 13, 2013, the Company was in default on the interest payments that it was required to pay in advance; the Company was also in default in payment of the principal amount of $10 million due on March 1, 2013. Therefore, the interest rate from the date of the default was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as the default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the 2010 Loan was 8.5% according to the Line of Credit Agreement described below.  The Company had interest payable of $4.05 million as of June 30, 2014.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default became payable upon NYGG’s request at the interest rate of 8.5% after August 13, 2013. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. NYGG deposits the required amount into an escrow account each time before disbursement, and the escrow agent disburses some or all of the deposit from time to time, as directed in writing by NYGG, as advances to the Company to pay expenses that are approved by NYGG. The applicable interest rate for the amount borrowed under this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, maturing upon NYGG’s request.  The promissory note has a default rate of 24%.  As of June 30, 2014, the Company borrowed $0.53 million from the credit line and accrued interest of $10,000 which has not yet been paid.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of June 30, 2014, the Company had accrued interest of $7,438 on this note. The note is past due with default interest at 6% accrued subsequent to February 1, 2012.

At June 30, 2014 and December 31, 2013, the short-term loans consisted of the following; the accrued interest on these loans was included in accrued expenses (Note 4):

	2014	2013
Promissory Note	$50,000	$50,000
Loan	10,000,000	10,000,000
Credit line payable	531,731	638,951
Total short term loan	$10,581,731	$10,688,951

6. INCOME TAX

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CleanTech, the U.S. parent company to the China Subsidiaries, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes. CleanTech has NOL of $17.36 million as of June 30, 2014, which may be available to reduce future years’ taxable income, as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to CleanTech’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Creative Bellows and Creative Wind Power generated substantially all of their net income from their PRC operations and are governed by the Income Tax Law of the PRC for privately-run enterprises. According to this law, privately-run enterprises are generally subject to a tax rate of 25% on income reported in the privately-run enterprises’ financial statements, after appropriate tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the six months ended June 30, 2014 and 2013:

	2014		2013
U.S. statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	10.4%		5.3%
Utilization of NOL	(6.9	) %	-%
Valuation allowance	30.5%		28.7%
Effective income tax rate	-%		-%

The following table reconciles the U.S. statutory rates to the Company’s consolidated effective tax rate for the three months ended June 30, 2014 and 2013:

	2014		2013
U.S. statutory rates (benefit)	(34.0)%		(34.0)%
Tax rate difference	10.5%		5.1%
Utilization of NOL	(5.2	) %	-%
Valuation allowance	28.7%		28.9%
Effective income tax rate	-%		-%

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

7. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

On December 13, 2010, the Company completed a closing of $20,000,000 in a combination of debt and equity offerings through accredited institutional investors. In a private placement of equity, the Company sold 2,500,000 units, consisting of one share of its common stock and a warrant to purchase 67.5% of one share of its common stock, at $4.00 per unit (pre-Reverse Split) for $10,000,000. The warrants are immediately exercisable, expire on the fifth anniversary of their issuance and entitle the holders to purchase up to 1,687,500 shares (pre-Reverse Split) of the Company’s common stock at $4.00 per share (pre-Reverse Split). For its assistance in the private placement of equity, the Company paid a placement agent $1,000,000 and issued it warrants to purchase 300,000 shares (pre-Reverse Split) of the Company’s common stock under the same terms as the warrants issued in the private placement. The Company also paid the placement agent $100,000 for its assistance in arranging the loan. The FV of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 88%, risk-free interest rate of 1.89% and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options and warrants. The FV of the warrants at grant date was $10,282,442.

Concurrently with the closing of the private placement on December 13, 2010, the Company entered into a long-term loan agreement with NYGG for $10 million (See Note 5).

Following is a summary of the warrant activity:

	Number of Shares (pre- Reverse Split)	Weighted Average Exercise Price per Share (pre- Reverse Split)	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2014	1,987,500	$4.00	1.95
Exercisable at January 1, 2014	1,987,500	$4.00	1.95
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2014	1,987,500	$4.00	1.45
Exercisable at June 30, 2014	1,987,500	$4.00	1.45

8. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company’s China Subsidiaries are required to maintain one statutory reserve by appropriating from their after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s China Subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s China Subsidiaries are not required to make appropriation to other reserve funds and have no intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s China Subsidiaries do not do so.

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

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Common Welfare Fund

The common welfare fund is a voluntary fund into which the Company can elect to transfer 5% to 10% of its net income. The Company did not make any contribution to this fund for the six and three months ended June 30, 2014 and 2013.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

9. DISPOSAL OF SUBSIDIARIES

On June 11, 2014, CleanTech entered into the Divesture and Exchange Agreement (the “Exchange Agreement”) with certain controlling shareholders of CleanTech, including Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu,and Dianfu Lu (collectively, the “Controlling Shareholders”). Bei Lu and Dianfu Lu were also officers and directors of the Company. The Controlling Shareholders collectively own 15,229,403 shares (pre-Reverse Split) of the Company’s common stock (the “Controlling Shares”), or 61.0% of the total number of the Company’s outstanding shares.

Pursuant to the Exchange Agreement, the Controlling Shareholders agree to transfer all of the Controlling Shares to the Company in exchange for the transfer by the Company of  its wholly owned Chinese subsidiaries, Creative Bellows and Creative Wind Power (collectively, the “China Subsidiaries”) to the Controlling Shareholders or their designees. The China Subsidiaries represent all of the Company’s China-based business.

On June 12, 2014, the Subsidiary Interests and the Controlling Shares were deposited into an escrow account, and the Controlling Shareholders were no longer deemed to be shareholders of the Company.  For accounting purposes only, the Divesture of the Chinese Subsidiaries occurred on June 12, 2014 and has been accounted for in the accompanying unaudited interim financial statements. The stock price on June 12, 2014 was $0.8 per share, the fair value of all 15,229,403 of the Controlling Shares (pre-Reverse Split), was $12,183,522.

The following table summarizes the fair values of the assets and liabilities disposed at the date of the Divesture. The excess of the FV of the net assets disposed over the fair value of shares surrendered of $10,711,186 was recorded as loss on disposal.

Cash	$177,483
Accounts receivable	2,318,621
Advance to suppliers	703,124
Other receivable	1,480,731
Retentions receivable	367,905
Inventories	6,022,805
Long-term prepayment	315,413
Property and equipment, net	11,528,374
Intangible assets, net	4,085,590
Accounts payable	(2,250,632)
Other payable and accrued expenses	(361,535)
Tax payable	(46,610)
Advance from shareholder	(984,999)
Long-term payable	(461,562)
Disposal loss	(10,711,186)
Fair value of shares surrendered	$12,183,522

10. PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

On June 13, 2014, CleanTech Innovations entered into an Agreement and Plan of Share Exchange (the “Merger Agreement”) with Six Dimensions and the shareholders of Six Dimensions, pursuant to which, subject to certain conditions, Six Dimensions will become a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the terms of the Merger, the Company will acquire all of the shares of Six Dimensions in exchange for an aggregate of 88,929,203 (post-Reverse Split) newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) issued to Six Dimensions’ shareholders in accordance with their pro rata ownership of Six Dimensions equity.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

On June 12, 2014 the Company obtained shareholder approval to (i) amend its Articles of Incorporation to (A) change its authorized shares of Common Stock, par value $0.00001 per share, from 66,666,667 to 400,000,000 and (B) change the name of the Company to “6D Global Technologies, Inc.”; (ii) authorize the conversion of the Company into a corporation organized under the laws of the State of Delaware; (iii) complete the Divesture; and (iv) obtain NYGG’s consent to convert all of its notes, debts and other liabilities made to or on behalf of the Company, into 80,844,730 shares of the Company’s Common Stock. As of the date of filing this report, except for the disposition of all of the Company’s China-based operations and assets in exchange for the satisfaction and/or assumption of all liabilities, none of these events had taken place.

Six Dimensions is not obligated to consummate the transactions under the Merger Agreement unless aggregate gross proceeds of not less than $3 million and not more than $5.1 million received pursuant to a private placement (the “Private Placement”) of the Common Stock at $0.90 per share are held in an escrow account, on terms satisfactory to Six Dimensions and the Company, and the conditions to closing the Private Placement are satisfied. In addition, the Company must maintain the listing of its common stock on the NASDAQ Stock Market.

The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the raising and placement into escrow of the proceeds from the Private Placement; (ii) approval by the Company’s shareholders and Board of Directors of the Merger Agreement and other transactions contemplated in connection with the Merger; (iii) the approval by Six Dimensions' Board of Directors and the Six Dimensions Shareholders of the Merger Agreement and other transactions contemplated thereunder; (iv) the provision by the Company to Six Dimensions of certain financial statements of the Company; and (v) the provision by Six Dimensions to the Company of certain financial statements of Six Dimensions.

The following pro forma consolidated statements of operations present the accounts of CleanTech and Six Dimensions for the three months ended March 31, 2014, and for the year ended December 31, 2013, as if the acquisition occurred on January 1, 2013, and January 1, 2014, for the purpose of the statements of operations, respectively. The accompanying pro forma consolidated balance sheet presents the accounts of CleanTech and Six Dimensions as if the acquisition of Six Dimensions by CleanTech occurred on March 31, 2014.

For accounting purposes, the transaction has been accounted for as a reverse acquisition of CleanTech by Six Dimensions. The shares issued to Six Dimensions’ shareholder have been accounted for as a recapitalization of Six Dimensions because after the Exchange, Six Dimensions’ shareholder will own the majority of the Company’s shares and will exercise significant influence over the operating and financial policies of the consolidated entity. Pursuant to SEC rules, this is considered a capital transaction in substance, rather than a business combination.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

CleanTech Innovations, Inc. and Six Dimensions
Unaudited Pro Forma Consolidated Balance Sheet
March 31, 2014

				Pro Forma
	CleanTech Innovations	Disposal of China Subsidiaries (1)	Six Dimensions	Adjustments for The Merger with Six Dimensions	Note	Company Pro Forma
Assets

Current Assets
Cash and equivalents	$414,097	$(414,097)	$42,302	$3,000,000	b	$3,042,302
Restricted cash	-	-	-	-		-
Accounts receivable, net	2,235,719	(2,235,719)	1,206,874	-		1,206,874
Unbilled revenues			181,076	-		181,076
Other receivables and deposits, net	2,568,041	(2,298,041)	80,822	(270,000)	a	80,822
Retentions receivable, net	532,603	(532,603)	-	-		-
Advances to suppliers, net	166,291	(166,291)	-	-		-
Inventories, net	6,467,863	(6,467,863)	-	-		-
Notes receivable	15,604	(15,604)	-	-		-
Unbilled revenues	-	-	-	-		-
Prepaid expenses and other current assets	-	-	-	-		-

Total Current Assets	12,400,218	(12,130,218)	1,511,074	2,730,000		4,511,074

Property and Equipment, net	11,595,758	(11,595,758)	23,116	-		23,116

Other Assets
Restricted cash	-	-	110,534	-		110,534
Advances for equipment purchase	351,842	(351,842)	-	-		-
Prepayments	316,598	(316,598)	-	-		-
Security deposits	-	-	23,707	-		23,707
Capitalized software, net	-	-	140,735	-		140,735
Land use rights and patents, net	4,101,536	(4,101,536)	-	-		-

Total Other Assets	4,769,976	(4,769,976)	274,976	-		274,976

Total Assets	$28,765,952	$(28,495,952)	$1,809,166	$2,730,000		$4,809,166

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$2,357,223	$(2,317,840)	$827,065	$(39,383)	a	$827,065
Accrued expenses and other payables	4,517,883	(186,589)	-	(4,331,294)	a	-
Advances from customers	299,197	(299,197)	-	-		-
Advances from shareholder	929,679	(929,679)	-	-		-
Tax payable	63,233	(63,233)	-	-		-
Security deposit payable	-	-	30,000	-		30,000
Due to factor	-	-	782,831	-		782,831
Current maturities of capital lease liability	-	-	48,182	-		48,182
Current maturities of notes payable	-	-	586,600	-		586,600
Short term loans	10,688,951	-	-	(10,688,951)	a	-
Short term payable, net of unamortized interest	453,992	(453,992)	-	-		-

Total Current Liabilities	19,310,158	(4,250,530)	2,274,678	(15,059,628)		2,274,678

Long-Term Liabilities
Capital lease liability, net of current maturities	-	-	121,875	-		121,875
Notes payable, net of current maturities	-	-	58,370	-		58,370
Other liabilities	-	-	68,518	-		68,518

Total Long-Term Liabilities	-	-	248,763	-		248,763

Total Liabilities	19,310,158	(4,250,530)	2,523,441	(15,059,628)		2,523,441

Commitment and Contingencies

Stockholder’s Equity (Deficit)
Common stock	33	-	3,000	(1,328)	a, b, c	1,755
Additional paid in capital	20,649,309	(2,971,444)	-	(14,676,570)	a, c	3,001,245
Statutory reserve fund	1,104,138	(1,104,138)	-	-		-
Accumulated other comprehensive income	3,888,194	(3,888,194)	-	-		-
Accumulated Deficit	(16,185,880)	(4,098,124)	(717,275)	20,284,004	a	(717,275)

	9,455,794	(12,061,900)	(714,275)	5,606,106		2,285,725
Less: treasury stock, at cost; 15,229,403 shares of common stock	-	(12,183,522)	-	12,183,522		-
Total Stockholder’s Equity (Deficit)	9,455,794	(24,245,422)	(714,275)	17,789,628		2,285,725

Total Liabilities and Stockholder’s Equity (Deficit)	$28,765,952	$(28,495,952)	$1,809,166	$2,730,000		$4,809,166

Note to Pro Forma Adjustments:
1.    See Note 9 for the Divesture of the China Subsidiaries.

a.
To effectuate the reverse merger of CleanTech with Six Dimensions, elimination of CleanTech capital accounts and accumulated deficit as a result of recapitalization, and reflect the satisfaction of all the liabilities in excess of $500.

b.	To record the private placement equity offering to raise between $3,000,000 and $5,100,000 at $0.30 per share (pre-Reverse Split), the minimum financing amount has been assumed.

c.
To reflect 266,787,609 new shares (pre-Reverse Split) to be issued to the  shareholder of Six Dimensions, 17,729,403 shares (pre-Reverse Split) to be retired at the reverse merger, and conversion by NYGG (Asia) Ltd. of all of its notes, debts and other liabilities made to or on behalf of the Company, into 242,534,190 (pre-Reverse Split) shares of the Company’s common stock.

The Reverse Split effected on July 14, 2014 was retroactively restated for the period presented, and reflected for the shares being issued and retired for the Exchange. Upon completion of the Exchange with Six Dimensions, CleanTech has 533,575,218 shares outstanding (pre-Reverse Split), equivalent to 173,025,073 post Reverse Split shares.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

CleanTech Innovations, Inc. and Six Dimensions
Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended December 31, 2013

				Pro Forma
	CleanTech Innovations	Disposal of China Subsidiaries (1)	Six Dimensions	Adjustments for the Exchange with Six Dimensions	Note	Company Pro Forma
Revenues	$5,894,264	$(5,894,264)	$9,200,313	$-		$9,200,313

Cost of revenues	8,062,625	(8,062,625)	6,074,067	-		6,074,067

Gross margin (loss)	(2,168,361)	2,168,361	3,126,246	-		3,126,246

Operating expenses
Selling, general and administrative	2,859,057	(2,097,944)	3,789,228	(761,113)	a	3,789,228
Bad debt	7,911,884	(7,911,884)	-	-		-

Total operating expenses	10,770,941	(10,009,828)	3,789,228	(761,113)		3,789,228
Loss from operations	(12,939,302)	12,178,189	(662,982)	761,113		(662,982)

Non-operating income (expense)
Interest income	730	(730)	129	-		129
Interest expense	(3,635,046)	377,994	(154,549)	3,257,052	a	(154,549)
Other income	610,759	(610,759)	4,839	-		4,839
Other expense	(468,461)	468,461	-	-		-

Total non-operating expense, net	(3,492,018)	234,966	(149,581)	3,257,052		(149,581)

Loss before income tax expense	(16,431,320)	12,413,155	(812,563)	4,018,165		(812,563)

Income tax expense	-	-	-	-		-

Net loss	(16,431,320)	12,413,155	(812,563)	4,018,165		(812,563)
Basic and diluted weighted average shares outstanding	8,327,607	5,076,468	-	172,273,933	b	175,525,073

Basic and diluted earnings (loss) per share	$(1.97)	$2.45	$(0.01)	$0.02		$(0.00)

Note to Pro Forma Adjustments:
1.    See Note 9 for the Divesture of the China Subsidiaries.

a.	To effectuate the Exchange between CleanTech and Six Dimensions.

b.
The Reverse Split effective on July 14, 2014 was retroactively restated for the period presented, and reflected for the shares being issued and retired for the Exchange. Upon completion of the Exchange with Six Dimensions, CleanTech has 33,575,218 shares outstanding (pre-Reverse Split), equivalent to 173,025,072 post Reverse Split shares.

CLEANTECH INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013
CleanTech Innovations, Inc. and Six Dimensions
Unaudited Prof Forma Statement of Operations
For the Three Months Ended March 31, 2014

				Pro Forma
	CleanTech Innovations	Disposal of China Subsidiaries (1)	Six Dimensions	Adjustments for The Merger with Six Dimensions	Note	Company Pro Forma
Revenues	$1,927,593	$(1,927,593)	$2,654,575	$-		$2,654,575

Cost of revenues	1,538,078	(1,538,078)	1,565,966	-		1,565,966

Gross margin	389,515	(389,515)	1,088,609	-		1,088,609

Operating expenses
Selling, general and administrative	371,428	(399,226)	797,939	27,798	a	797,939
Reverse of bad debt allowance	(709,595)	709,595	-	-		-

Total operating expenses	(338,167)	310,369	797,939	27,798		797,939
Income (loss) from operations	727,682	(699,884)	290,670	(27,798)		290,670

Non-operating income (expense)
Interest income	235	(235)	46,526	-		46,526
Interest expense	(279,499)	57,703	(56,700)	221,796	a	(56,700)
Other income	27,076	(27,076)	10,000	-		10,000
Other expense	(24,538)	24,538	-	-		-
Loss on disposal of China Subsidiaries	-	12,061,900	-	(12,061,900)	a	-

Total non-operating expense, net	(276,726)	54,930	(174)	221,796		(174)

Income before income tax expense	450,956	(644,954)	290,496	193,998		290,496

Income tax expense	-	-	-	-		-

Net income (loss)	450,956	(644,954)	290,496	193,998		290,496
Basic and diluted weighted average shares outstanding	8,327,607	5,076,468	300,000	171,973,933	b	175,525,073

Basic and diluted earnings (loss) per share	$0.05	$(0.13)	$0.97	$0.00		$0.00

Note to Pro Forma Adjustments:
1.    See Note 9 for the Divesture of the China Subsidiaries.

a.	To effectuate the Exchange between CleanTech and Six Dimensions.

b.
The Reverse Split effective on July 14, 2014 was retroactively restated for the period presented, and reflected for the shares being issued and retired for the Exchange. Upon completion of the Exchange with Six Dimensions, CleanTech has 533,575,218 shares outstanding (pre-Reverse Split), equivalent to 173,025,072 post Reverse Split shares.

11. LITIGATION

On March 19, 2014, Stradley Ronon Stenvens & Young, LLP (“Stradley”), filed a complaint in the Court of Common Pleas of Philadelphia County, Pennsylvania against the Company seeking $125,000 in unpaid legal fees in connection with Stradley’s representation of an appeal to the SEC regarding an adverse listing decision made by the NASDAQ Listing and Hearing Review Council. Stradley also alleged that the Company has failed to pay the firm $39,276.99 in fees for a separate non-SEC legal matter. The Company failed to timely file an answer to the complaint and to enter a written appearance. On April 30, 2014, Stradley filed a notice of intent to take default judgment on the claim.  Only July 2, 2014, Stradley discontinued the legal action against CleanTech pursuant to an agreement with NYGG, whereby NYGG assumed CleanTech’s debt to Stradley.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a manufacturer of structural towers for megawatt-class wind turbines and other highly engineered metal components used in the energy and other industries in the People’s Republic of China (“China”, or the “PRC”). We currently design, manufacture, test and sell structural towers for 1, 1.5 and 3 megawatt, or MW, on-land wind turbines, and believe we have the expertise and manufacturing capacity to provide towers for higher-powered on-land and off-shore turbines. We also manufacture specialty metal products that require advanced manufacturing and engineering capabilities, including bellows expansion joints and connecting bend pipes used for waste heat recycling in steel production, in ultra-high-voltage electricity transmission grids and industrial pressure vessels. Our products provide solutions for China’s increasing demand for clean energy.

We sell our products exclusively in the PRC domestic market. We produce wind towers, a component of wind turbine installations, but do not compete with wind turbine manufacturers. Our specialty metal products are used by large-scale industrial companies involved mainly in the steel and coke, petrochemical, high-voltage electricity transmission and thermoelectric industries.

We operate through two wholly owned subsidiaries organized under the laws of the PRC: Liaoning Creative Bellows Co., Ltd. (“Creative Bellows”) and Liaoning Creative Wind Power Equipment Co., Ltd., (“Creative Wind Power”). Creative Bellows was incorporated on September 17, 2007, and is our wholly foreign-owned enterprise, or WFOE; Creative Bellows owns 100% of Creative Wind Power, which was incorporated on May 26, 2009. Creative Bellows provides the production expertise, employees and facilities to manufacture our wind towers, bellows expansion joints, pressure vessels and other fabricated metal specialty products. Creative Wind Power markets and sells the wind towers designed and manufactured by Creative Bellows.

Recent Developments

On June 11, 2014, CleanTech entered into a Divesture and Exchange Agreement (the “Exchange Agreement”) with certain controlling shareholders of CleanTech, including Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu and Dianfu Lu (collectively, the “Controlling Shareholders”). Bei Lu and Dianfu Lu were also officers and directors of the Company.  The Controlling Shareholders collectively own 15,229,403 shares (pre-Reverse Split) of the Company’s common stock (the “Controlling Shares”), or 61.0% of the total number of the Company’s outstanding shares.

Pursuant to the Exchange Agreement, the Controlling Shareholders agree to transfer all of the Controlling Shares to the Company in exchange for the transfer by the Company of its wholly owned Chinese subsidiaries, Creative Wind Power, and Creative Bellows (collectively the “China Subsidiaries”) to the Controlling Shareholders or their designees. The China Subsidiaries represent all of the Company’s China-based business. We refer to these transfers as the "Divesture".

The Exchange Agreement is subject to various conditions, including that the Controlling Shares and the Company's ownership interests in Creative Bellows and Creative Wind Power (the “Subsidiary Interests”) be deposited into and held in escrow pursuant to the terms of a separately-executed escrow agreement (the “Escrow Agreement”). The release of the Controlling Shares and the Subsidiary Interests and consummation of the Exchange Agreement is further subject to the requirement that the Company promptly form a wholly owned British Virgin Islands corporation (the “BVI Subsidiary”). Upon formation of the BVI Subsidiary, the Company  was required to effectuate the transfer of the Subsidiary Interests to the BVI Subsidiary followed by its transfer of all of the Company’s ownership interest in the BVI Subsidiary to the Controlling Shareholders. The Exchange Agreement is also subject to customary representations and warranties of the parties and provides for cross-indemnification to either party case of certain liabilities to either party. As of June 30, 2014, the BVI Subsidiary was formed; the Subsidiary Interests and the Controlling Shares were deposited into the escrow account on June 12, 2014; the Controlling Shareholders were no longer the shareholders of the Company commencing June 12, 2014; for accounting purposes, the disposal of the Chinese Subsidiaries was closed on June 12, 2014 and has been accounted for in these financial statements.

On June 11, 2014, in consideration of the Exchange Agreement and the related transactions, the Company’s largest creditor, NYGG (Asia) Ltd., a British Virgin Islands corporation (“NYGG”), entered into a Forbearance and Waiver Agreement with the Company (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, NYGG and its affiliates agree to forbear from exercising certain of their respective rights and remedies related to the Company’s debt obligations to them and certain events of default thereunder. The forbearance period extends from June 11, 2014 until the first to occur of: (i) September 10, 2014, (ii) the transfer of the Controlling Shares to the Company in exchange for the transfer of the Subsidiary Interests to the Controlling Shareholders and (iii) the termination of the Exchange Agreement. Upon the earlier to occur of (i) the occurrence of a forbearance default under the Forbearance Agreement (which includes any failure by the Company to comply with and/or diligently pursue the Exchange Agreement) or (ii) the expiration of the forbearance period, NYGG’s agreement to forbear shall immediately terminate and it shall thereafter be entitled to exercise all of its rights and remedies with respect to the Company’s debt obligations to it.  Further to the Forbearance Agreement, NYGG also agrees to unconditionally release each of the China Subsidiaries from all of their debt obligations to NYGG. The terms of NYGG’s release and waiver are set forth in a separately-executed Release and Waiver Agreement between NYGG and each of the China Subsidiaries (the “Waiver Agreement”).

On June 13, 2014, CleanTech entered into an Agreement and Plan of Share Exchange (the “Merger Agreement”) with Six Dimensions and the shareholders of Six Dimensions, pursuant to which, subject to certain conditions, Six Dimensions will become a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, the Company will acquire all of the shares of Six Dimensions in exchange for an aggregate of 88,929,203 (post-Reverse Split) newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) issued to Six Dimensions’ shareholders in accordance with their pro rata ownership of Six Dimensions equity.  In addition, the shares to be exchanged pursuant to the Merger Agreement will be adjusted to reflect the Reverse Split (described below).

On June 12, 2014 the Company obtained shareholder approval to (i) amend its Articles of Incorporation to (A) change its authorized shares of Common Stock, par value $0.00001 per share, from 66,666,667 to 400,000,000 and (B) change the name of the Company to “6D Global Technologies, Inc.”; (ii) authorize the conversion of the Company into a corporation organized under the laws of the State of Delaware; (iii) complete the Divesture; and (iv) obtain NYGG’s consent to convert all of its notes, debts and other liabilities made to or on behalf of the Company, into 80,844,730 shares of the Company’s Common Stock.  As of date of filing this report, except for the disposition of all of the Company’s China-based operations and assets in exchange for the satisfaction and/or assumption of all liabilities, none of these events has taken place.

Six Dimensions is not obligated to consummate the transactions under the Merger Agreement unless aggregate gross proceeds of not less than $3 million and not more than $5.1 million received pursuant to a private placement (the “Private Placement”) of the Common Stock at $0.90 per share are held in an escrow account, on terms satisfactory to Six Dimensions and the Company, and the conditions to closing the Private Placement are satisfied. In addition, the Company must maintain the listing of its common stock on the NASDAQ Stock Market.

The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (i) the raising and placement into escrow of the proceeds from the Private Placement; (ii) approval by the Company’s shareholders and Board of Directors of the Merger Agreement and other transactions contemplated in connection with the Merger, (iii) the approval by Six Dimensions' Board of Directors and the Six Dimensions Shareholders of the Merger Agreement and other transactions contemplated thereunder, (iv) the provision by the Company to Six Dimensions of certain financial statements of the Company and (v) the provision by Six Dimensions to the Company of certain financial statements of Six Dimensions.

The Merger Agreement contains certain termination rights for both Six Dimensions and the Company. In addition, either party may terminate the Merger Agreement if the Merger is not consummated by December 31, 2014. The Merger has not been completed as of June 30, 2014 and as of the date of filing this report.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement filed on June 17, 2014 as an annex to the Company’s Current Report on Form 8-K, which is hereby incorporated into this Quarterly Report on Form 10-Q by reference.

On July 31, 2014, the Company filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effect a one (1)-for-three (3) reverse stock split (the “Reverse Split”) of the authorized and issued and outstanding shares of the Common Stock, par value $0.00001 per share, of the Company. Pursuant to the Certificate of Change, the Reverse Split was effective at 5:00 a.m. Eastern Standard Time on July 14, 2014.

The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. At the Effective Time, the Company's Articles of Incorporation were deemed amended and the authorized number of shares of the Company decreased from two hundred million (200,000,000) shares to sixty-six million, six hundred and sixty-six thousand, six hundred and sixty-seven (66,666,667) shares.

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

Principles of Consolidation

The consolidated financial statements include the accounts of CleanTech and its wholly owned subsidiaries, Creative Bellows and Creative Wind Power up to June 12, 2014; the Company disposed all of its equity interest in Creative Bellows and Creative Wind Power on June 12, 2014 and recognized a $10.71 million loss on disposal of the China Subsidiaries. All intercompany transactions and account balances were eliminated in consolidation.

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

Accounts and Retentions Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Past due receivables are determined based on payment terms specified in the contract. We do not anticipate any significant credit risk because the majority of our customers are large, well-capitalized, state-owned and publicly traded utility and industrial companies with stable operations. The retention is 10% of the sales price with a term of one year, but no later than the termination of the warranty period.

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

RESULTS OF OPERATIONS

The six months ended June 30, 2014, compared to the six months ended June 30, 2013

The following table presents the consolidated results of operations for the six months ended June 30, 2014 and 2013.

	2014		2013
	$	% of Sales	$	% of Sales
Net sales	-	-	-	-
Cost of goods sold	-		-	-
Gross profit	-	-	-	-
Operating expenses	330,035	-	-	-
Loss from operations	(330,035)	-	-	-
Total non-operating expense	(444,515)	-	(941,077)	-
Loss from continuing operations	(774,550)	-	(941,077)	-
Loss from discontinued operation, net of tax	(452,974)	-	(1,342,692)	-
Loss on disposal of subsidiaries	(10,711,186)		-
Net loss	(11,938,710)	-	(2,283,769)	-

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2014 was $330,035, mainly consisted of public company-related expenses such as legal, audit and accounting fees, that were born by the U.S. parent company. The operating expenses for the six months ended June 30, 2013 was $0 due to the Company not  having any activities relating to being public from the period of April 2012 through August 2013 as a result of a delisting decision by NASDAQ.  The delisting decision was reversed by the SEC on July 11, 2013.

TOTAL NON-OPERATING EXPENSES

Total non-operating expenses for the six months ended June 30, 2014 and 2013 was $444,515 and $941,077, respectively, mainly for the interest expense on the notes.  From March 1, 2012 through August 13, 2013, the Company was in default on interest payments that it was required to pay in advance; and was also in default in payment of a $10 million loan (from NYGG) due on March 1, 2013. Therefore, the interest from the date of the default was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as the default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to a new Line of Credit Agreement with NYGG entered on August 17, 2013.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of the US parent company for the six months ended June 30, 2014 and 2013 was $0.77 million and $0.94 million, respectively.

LOSS FROM DISCONTINUING OPERATIONS

Loss from discontinuing operations of the Chinese subsidiaries was $0.45 million and $1.34 million, for the six months ended June 30, 2014 and 2013, respectively.

LOSS ON DISPOSAL OF SUBSIDIARIES

Loss on the disposal of the Company’s China Subsidiaries was $10,711,186.  The loss on the disposal of the China Subsidiaries was more fully described in Note 2 to our consolidated financial statements.

NET LOSS

Net loss for the six months ended June 30, 2014 was $11.94 million compared to net loss of $2.28 million for the same period of 2013. The increase in net loss was mainly due to increased operating expenses of our U.S. parent company and loss on disposal of our China Subsidiaries, despite the fact that we had less interest expense in addition to decreased operating loss from our China Subsidiaries.

The three months ended June 30, 2014, compared to the three months ended June 30, 2013

The following table presents the consolidated results of operations for the three months ended June 30, 2014 and 2013.
	2014		2013
	$	% of Sales	$	% of Sales
Net sales	-	-	-	-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	357,833	-	-	-
Loss from operations	(357,833)	-	-	-
Total non-operating expenses	(222,719)	-	(599,104)	-
Loss from continuing operations	(580,552)	-	(599,104)	-
Loss from discontinued operation, net of tax	(1,097,928)	-	(774,824)	-
Loss on disposal of subsidiaries	(10,711,186)		-
Net loss	(12,389,666)	-	(1,373,928)	-

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2014 was $357,833, mainly consisted of public company-related expenses such as legal, audit and accounting fees, that were born by the U.S. parent company. The operating expenses for the six months ended June 30, 2013 was $0 due to the Company not having any activities relating to being public from the period of April 2012 through August 2013 as a result of a delisting decision by NASDAQ.  The delisting decision was reversed by the SEC on July 11, 2013.

TOTAL NON-OPERATING EXPENSES

Total non-operating expenses for the three months ended June 30, 2014 and 2013 was $222,719 and $599,104,, respectively, mainly for the interest expense on the notes.  From March 1, 2012 through August 13, 2013, the Company was in default on interest payments that it was required to pay in advance and was also in default in payment of a $10 million loan (from NYGG) due on March 1, 2013. Therefore, the interest from the date of the default was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as the default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to a new Line of Credit Agreement with NYGG entered on August 17, 2013.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations of the US parent company for the three months ended June 30, 2014 and 2013 was $0.58 million and $0.60 million, respectively.

LOSS FROM DISCONTINUING OPERATIONS

Loss from discontinuing operations (the China Subsidiaries) was $1.10 million and $0.77 million, for the three months ended June 30, 2014 and 2013, respectively.

LOSS ON DISPOSAL OF SUBSIDIARIES

Loss on the disposal of the Company’s China Subsidiaries was $10,711,186.  The loss on the disposal of the China Subsidiaries was more fully described in Note 2 to our consolidated financial statements.

NET LOSS

Net loss for the three months ended June 30, 2014 was $12.39 million compared to net loss of $1.37 million for the same period of 2013. The increase in net loss was mainly due to the increased operating expenses of our U.S. parent company, increased operating loss from our China Subsidiaries, despite the fact that we had less interest expense for the three months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The six months ended June 30, 2014, compared to the six months ended June 30, 2013

Our operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings, shareholder contributions and financing through capital markets. The cash was used primarily in operations.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$1,232,365	$469,216
Investing activities	27,308	83,973
Financing activities	(1,265,180)	(474,052)

Net cash provided by operating activities was $1,232,365 for the six months ended June 30, 2014, compared to $469,216 for the same 2013 period. The increase in net cash provided in operating activities during the six months ended June 30, 2014 was due mainly to improved collection on accounts receivables, notes receivable and other receivables and less advance payment to suppliers.

Net cash provided by investing activities was $27,308 during the six months ended June 30, 2014 compared to $83,973 for the same 2013 period. The cash provided by investing activities in the six months ended June 30, 2014 resulted from changes in restricted cash of $243,585 despite the fact that we had $177,483 cash disposed with the discontinued operations of our China Subsidiaries.  The cash provided by investing activities in the same period of 2013 was mainly from the receipt of cancellation of the long term investment of $96,134.

Net cash used in financing activities was $1,265,180 for the six months ended June 30, 2014, compared to net cash used in financing activities of $474,052 for the same 2013 period. The cash outflow in the six months ended June 30, 2014 was for repayment of $2.26 million for the short-term loans of our China Subsidiaries, offset with proceeds from advances from shareholder Bei Lu of $990,459. In the six months ended June 30, 2013, the cash outflow resulted from advances to an officer/shareholder of $89,517 and repayment of short term loans of $384,535.

Recent Accounting Pronouncements

In January 2014, FASB issued Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

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

Contractual Obligations

On December 13, 2010, we entered into a loan with NYGG for $10 million. At the NYGG’s option, the principal amount of the note and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD 1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD 1.00 to the NYGG or any designee of NYGG as provided to us in writing by NYGG. The loan bore interest of 10% payable in advance at the beginning of each quarter with a maturity of March 1, 2012. The loan was amended to mature on March 1, 2013, and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest shall be payable quarterly in advance. From March 1, 2012 through August 13, 2013, we were in default on interest payment that was required to pay in advance; we were also in default in payment of $10 million loan due on March 1, 2013. The interest, from the date of the Default, was at the lesser of 24% or the maximum applicable legal rate.  Accordingly, we used 24% as default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the $10 million loan was 8.5% according to the Line of Credit Agreement descried below. We had interest payable of $4.05 million on this loan as of June 30, 2014.

Through a new Line of Credit Agreement entered with the NYGG on August 17, 2013, this default loan became payable upon Note-holder’s request and the interest rate at 8.5% after August 13, 2013.  The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to us of up to $10 million. The lender deposits the required amount into an escrow account each time before disbursement, and the escrow agent disburses some or all of the deposit from time to time as directed in writing by the lender for advancing us to pay expenses that are approved by the lender. The applicable interest rate for this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, with maturity upon Note-holder’s request.  This promissory note has a default rate of 24%.  As of June 30, 2014, we borrowed $0.53 million from the credit line and accrued interest of $10,000 which was not yet paid.

On December 14, 2011, we entered into a 3% promissory note for $50,000 for paying legal expenses, maturing on February 1, 2012. The note is past due with default interest at 6% accrued subsequent to February 1, 2012. As of June 30, 2014, we had accrued interest of $7,438 on this note.

In addition, as of June 30, 2014, we had $400,808 payable for legal expense with $84,203 accrued interest, for unpaid legal fees to a law firm in connection with the representation of the Company in its lawsuit against the NASDAQ Stock Market, LLC and NASDAQ OMX Group.

At June 30, 2014, we had short-term loans outstanding of $10.58 million, $400,808 unpaid legal fees, and total accrued interest of $4.15 million on the loans and unpaid legal fees.

Pending Litigation

On March 19, 2014, Stradley Ronon Stenvens & Young, LLP (the “Stradley”), filed a complaint in the Court of Common Pleas, Philadelphia County against the Company seeking $125,000 in unpaid legal fees in connection with Stradley’s representation of an appeal to the SEC regarding an adverse listing decision made by the NASDAQ Listing and Hearing Review Council. Stradley also alleged that the Company has failed to pay the firm $39,276.99 in fees for separate non-SEC legal matter. The Company failed to timely file an answer to the complaint and to enter a written appearance. On April 30, 2014, Stradley filed a notice of intent to take default judgment on the claim. The plaintiff has withdrawn the legal action against CleanTech on July 2, 2014 as a result of the debt assumed by NYGG.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On December 13, 2010, the Company entered into a loan with NYGG for $10 million (the “2010 Loan”). At NYGG’s option, the principal amount of the 2010 Loan and all interest thereon shall be paid in either USD or RMB at an exchange rate of RMB 6.90 to USD$1.00 if paid on or before March 1, 2012, and thereafter at an exchange rate of RMB 6.30 to USD$1.00. The 2010 Loan bore interest at 10% payable in advance at the beginning of each quarter with a maturity date of March 1, 2012. Subsequently, the 2010 Loan was amended to extend the maturity date to March 1, 2013 and to decrease the interest rate to 8.5%, effective March 1, 2012, which interest was to be payable quarterly in advance. From March 1, 2012 through August 13, 2013, the Company was in default on the interest payments that it was required to pay in advance; the Company was also in default in payment of the principal amount of $10 million due on March 1, 2013. Therefore, the interest rate from the date of the default was at the lesser of 24% or the maximum applicable legal rate. The Company used 24% as the default interest rate from March 1, 2012 through August 13, 2013.  After August 13, 2013, the interest rate on the 2010 Loan was 8.5% according to the Line of Credit Agreement described below.  The Company had interest payable of $4.05 million as of June 30, 2014.

Through a new Line of Credit Agreement entered with the same lender on August 17, 2013, this default became payable upon NYGG’s request at the interest rate of 8.5% after August 13, 2013. The Promissory Note entered on August 17, 2013 along with an Escrow Agreement was for a Line of Credit available to the Company of up to $10 million. NYGG deposits the required amount into an escrow account each time before disbursement, and the escrow agent disburses some or all of the deposit from time to time, as directed in writing by NYGG, as advances to the Company to pay expenses that are approved by NYGG. The applicable interest rate for the amount borrowed under this line of credit is 3% during the first six months following each advance, and 0% thereafter, to be paid on the first day of each month, maturing upon NYGG’s request.  The promissory note has a default rate of 24%.  As of June 30, 2014, the Company borrowed $0.53 million from the credit line and accrued interest of $10,000 which has not yet been paid.

On December 14, 2011, the Company entered into a 3% promissory note with a lender for $50,000, maturing on February 1, 2012, for the payment of its legal expenses. As of June 30, 2014, the Company had accrued interest of $7,438 on this note. The note is past due with default interest at 6% accrued subsequent to February 1, 2012.

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

CLEANTECH INNOVATIONS, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Terry McEwen
Terry McEwen Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

# Management contract or compensatory plan, contract or arrangement
† Filed herewith
‡ Furnished herewith