Form 10-Q
period 2014-09-30
6D Global Technologies, Inc
filed 2014-11-12
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 001-35002

6D GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0516425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17 State Street, Suite 450, New York, NY 10004
(Address of principal executive offices)   (Zip Code)

Telephone: (646) 681-4900
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

Number of common shares outstanding at November 10, 2014: 77,067,083.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$4,593,714	$5,611
Accounts receivable	1,323,057	1,117,624
Unbilled revenues	181,273	131,844
Deferred tax assets	79,146	-
Prepaid expenses and other current assets	61,762	47,457
Total Current Assets	6,238,952	1,302,536

Property and Equipment, net	124,793	183,841

Other Assets
Restricted cash	110,645	110,499
Security deposits	24,075	48,707
Due from related party	-	410,130
Total Other Assets	134,720	569,336

Total Assets	$6,498,465	$2,055,713

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$1,618,926	$818,316
Due to factor	502,222	870,295
Current maturities of capital lease liability	49,536	52,892
Current maturities of notes payable	4,950	586,600
Total Current Liabilities	2,175,634	2,328,103

Long-Term Liabilities
Capital lease liability, net of current maturities	93,212	131,348
Notes payable, net of current maturities	56,720	60,020
Deferred tax liabilities	3,588	-
Security deposit payable	30,000	-
Deferred rent	62,236	73,192
Total Long-Term Liabilities	245,756	264,560

Total Liabilities	2,421,390	2,592,663

Commitment and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, par value $0.00001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.00001; 150,000,000 shares authorized as of September 30, 2014; 77,067,083 and 38,215,054 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	771	382
Additional paid-in capital	4,387,618	2,618
Accumulated deficit	(311,314)	(539,950)

Total Stockholders' Equity (Deficit)	4,077,075	(536,950)

Total Liabilities and Stockholders’ Equity	$6,498,465	$2,055,713

See accompanying notes to the condensed consolidated financial statements (unaudited)

6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$2,709,066	$2,238,832	$8,299,053	$7,066,986
Total revenues	2,709,066	2,238,832	8,299,053	7,066,986

Cost of revenues	1,713,409	1,568,487	4,952,021	4,765,377

Gross margin	995,657	670,345	3,347,032	2,301,609

Operating expenses
Compensation	601,977	763,135	1,573,378	2,116,535
Selling, general and administrative	272,412	346,510	931,398	811,303
Total operating expenses	874,389	1,109,645	2,504,776	2,927,838

Income (loss) from operations	121,268	(439,300)	842,256	(626,229)

Other income (expense)
Interest expense, net	(81,934)	(50,137)	(105,869)	(90,073)
Loss on debt extinguishment	-	-	(57,502)	-
Realized gain on sale of marketable securities	-	(3,435)	-	1,382
Other expense, net	(81,934)	(53,572)	(163,371)	(88,691)
Income before income taxes expense	39,334	(492,872)	678,885	(714,920)

Income tax expense (benefit)	7,745	-	(52,122)	-
Net income (loss)	$31,589	$(492,872)	$731,007	$(714,920)

Net income (loss) per common share - basic	$0.00	$(0.01)	$0.02	$(0.02)

Weighted average common shares - basic	39,499,702	38,215,054	38,696,586	38,215,054

Net income (loss) per common share - diluted	$0.00	$(0.01)	$0.02	$(0.02)

Weighted average common shares - diluted	39,615,792	38,215,054	38,839,722	38,215,054

See accompanying notes to the condensed consolidated financial statements (unaudited)

6D GLOBAL TECHNOLOGIES, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income (loss)	$31,589	$(492,872)	$731,007	$(714,920)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	-	-	-	3,100
Reclassification to realized gain on sale of marketable securities	-	-	-	(4,817)
Other comprehensive loss	-	-	-	(1,717)
Comprehensive income (loss)	$31,589	$(492,872)	$731,007	$(716,637)

See accompanying notes to the condensed consolidated financial statements (unaudited)

6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$731,007	$(714,920)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,048	19,178
Amortization of debt issuance costs	-	1,753
Realized gain on sale of marketable securities	-	1,382
Loss on debt extinguishment	57,502	-
Deferred Tax Benefit	(75,558)	-
Deferred Rent	(10,956)	62,415
Restricted Cash	(146)	(110,449)
Changes in operating assets and liabilities:
Accounts receivable	(205,433)	(90,341)
Unbilled revenues	(49,429)	(63,088)
Prepaid expenses and other current assets	(14,305)	(6,689)
Security deposits	54,632	(35,983)
Accounts payable and accrued liabilities	800,610	477,534
Net Cash Provided by (Used in) Operating Activities	1,346,972	(459,208)

Cash Flows From Investing Activities:
Purchase of property & equipment	-	(12,143)
Proceeds from sale of marketable securities	-	24,983
Loans to related parties	(46,433)	(27,935)
Net Cash Used in Investing Activities	(46,433)	(15,095)

Cash Flows From Financing Activities:
Bank Overdraft	-	32,009
Gross proceeds on line of credit	-	6,119,112
Repayments on line of credit	-	(6,629,950)
Gross proceeds on factor borrowing	8,012,245	2,114,952
Repayments on factor borrowing	(8,380,318)	(1,344,834)
Distribution to shareholder	(45,808)	(40,821)
Repayment of capital lease obligations	(41,492)	(24,395)
Proceeds on issuance of notes payable	20,000	175,000
Repayment of notes payable	(259,950)	(4,950)
Proceeds from private placement, net of issuance costs	3,982,887	-
Net Cash Provided by Financing Activities	3,287,564	396,123

Net change in cash	4,588,103	(78,180)

Cash, beginning of period	5,611	78,180

Cash, end of period	$4,593,714	$-

Supplemental disclosures of cash flow information:
Cash paid for taxes	$4,495	$1,824
Cash paid for interest	$108,349	$33,401

Supplemental disclosure of non-cash investing and financing activities:
Capital lease of computer equipment	$-	$182,303
Conversion of notes payable into common stock issuable	$345,000	$-
Reclassification of due from related party as profit distribution	$456,563	$-
Net unrealized gain on marketable securities	$-	$4,817

See accompanying notes to the condensed consolidated financial statements (unaudited)

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

6D Global Technologies, Inc. (the “Company or “6D Global”) is a premier digital business solutions company serving the digital marketing and technology needs of enterprise-class organizations worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers.  Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions. In addition, the Company provides digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

As more fully described below, on September 29, 2014, CleanTech Innovations Inc. (“CleanTech”) consummated an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Six Dimensions, Inc., a Nevada corporation formerly known as Initial Koncepts, Inc. (“Six Dimensions”), whereby CleanTech acquired all of the issued and outstanding capital stock of Six Dimensions, 29,643,068 shares, in exchange for 38,664,871 shares of Common Stock (an exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions stock), and, simultaneously therewith, CleanTech completed a private placement equity offering to accredited investors.  Pursuant to this private placement, CleanTech received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock to the purchasers thereunder.  Pursuant to the Exchange Agreement, on September 29, 2014, CleanTech converted into a Delaware corporation whereby it changed its name to 6D Global Technologies, Inc. (stock symbol: “SIXD”, website: www.6DGlobal.com), increased the number of its authorized shares of capital stock from 28,985,507 to 160,000,000 shares, of which 150,000,000 shares were designated common stock, par value $0.00001 per share (the “Common Stock”) and 10,000,000 shares were designated preferred stock, par value $0.00001 per share (the “Preferred Stock”).

Company history

CleanTech was incorporated on May 9, 2006, in the State of Nevada.  Through its wholly owned operating subsidiaries in China, Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., CleanTech designed, manufactured, tested and sold structural towers for on-land and off-shore wind turbines.  Effective as of September 29, 2014, subsequent to the Exchange Agreement, CleanTech changed its state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated September 29, 2014 (the “Plan of Conversion”).  The Reincorporation was accomplished by the filing of (a) Articles of Conversion with the Secretary of State of the State of Nevada (the “Nevada Articles of Conversion”), (b) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Delaware Certificate of Incorporation”), and (c) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”).

Six Dimensions was originally incorporated as Initial Koncepts, Inc. in the State of California on February 9, 2004.  On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California LLC and changed its name to Six Dimensions, LLC.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.

On September 29, 2014, the Company undertook the following events:

•	Converted into a Delaware corporation.
•	Changed its name to 6D Global Technologies Inc.
•
Increased the number of its authorized shares of capital stock from 28,985,507 to 160,000,000 of which 150,000,000 shares were designated Common Stock, par value $.00001 per share and 10,000,000 shares were designated Preferred Stock, par value $.00001 per share.

On the same date and concurrently to the transactions described above, the Company also undertook the following transactions, which are more fully discussed in the Management Discussion and Analysis section of this report:

•
Share exchange – CleanTech consummated the Exchange Agreement with Six Dimensions, Inc., whereby the Company acquired all of the issued and outstanding capital stock of Six Dimensions in exchange for 38,664,871 shares of Common Stock.

•	Private placement - CleanTech completed a private placement equity offering to accredited investors. The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.
•	Debt conversion – CleanTech converted approximately $16,000,000 of debt owed to NYGG (Asia) LTD. in exchange for 35,149,883 shares of Common Stock.

The Exchange is being treated as a reverse acquisition and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of CleanTech's operations were disposed of prior to the consummation of the transaction.  Six Dimensions is treated as the accounting acquirer as its shareholders control the Company after the Exchange Agreement, even though CleanTech was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Six Dimensions as if Six Dimensions had always been the reporting company and, on the date of the Exchange Agreement, changed its name and reorganized its capital stock.  Since CleanTech had no operations upon the Exchange Agreement taking place, the transaction was treated as a recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Exchange Agreement.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 1.3 shares of CleanTech Common Stock for each one common share of Six Dimensions.

Note 2 – Liquidity

At September 30, 2014 and December 31, 2013, the Company had cash balances of approximately $4,594,000 and $5,600, respectively.  The Company also had working capital of approximately $4,063,000 as of September 30, 2014 and a working capital deficit of approximately $1,026,000, as of December 31, 2013.  In 2013, the Company principally financed its operations from using proceeds from issuance of notes and factoring its sales invoices.  For the nine months ended September 30, 2014, the Company had net income and net cash flows from operations of approximately $731,000 and $1,347,000, respectively.  During the during the nine months ended September 30, 2014, note holders converted $345,000 of promissory notes into equity, and the Company paid back the remaining $255,000 of promissory notes and $4,950 of other loans in cash.  Furthermore, prior to 2013, the Company had a history of profitability. In September 2014, the Company completed a private placement equity offering to accredited investors.  The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.

Note 3 – Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  The Company’s significant and critical accounting policies and practices are disclosed below as required by accounting principles generally accepted in the United States (“U.S. GAAP”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included elsewhere in the Company’s 8-K filed on October 1, 2014.  The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position as of September 30, 2014 and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period.  The condensed consolidated balance sheet at December 31, 2013 was derived from the audited financial statements as of that date.

The Company’s financial statements include all of its accounts and any intercompany balances have been eliminated in accordance with U.S. GAAP.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.  The Company’s critical accounting estimates and assumptions affecting the condensed consolidated financial statements were:

(i)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay.  The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Fair Value of Financial Instruments

The Company has categorized its financial assets and liabilities measured at fair value into a three level hierarchy in accordance with U.S. GAAP.  Fair value is defined as an exit price, the amount that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

The three (3) levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, unbilled revenues, prepaid expense and other current assets, accounts payable, and due to factor, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease liability and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 31, 2013.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Management charges balances off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was not material.

The Company does not have any off-balance-sheet credit exposure to its customers.

Revenue Recognition

The Company provides its services primarily under time-and-materials contracts.  Revenues earned under time-and-material arrangements are recognized as services are provided.  The Company recognizes revenue from the provision of professional services when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.  Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues.

Earnings (Loss) Per Share

The Company follows ASC 260, “Earnings Per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is the computation of diluted EPS for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$31,589	39,499,702	$0.00	$731,007	38,696,586	$0.02
Dilutive shares related to warrants		116,090			143,136
Dilutive EPS	$31,589	39,615,792	$0.00	$731,007	38,839,722	$0.02

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(492,872)	38,215,054	$(0.01)	$(714,920)	38,215,054	$(0.02)
Dilutive shares related to warrants		-			-
Dilutive EPS	$(492,872)	38,215,054	$(0.01)	$(714,920)	38,215,054	$(0.02)

Income Tax Provision

On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California limited liability company (“LLC”) and changed its name to Six Dimensions, LLC.  From inception through June 26, 2014, the Company was taxed as an S Corporation under the Internal Revenue Code of 1986, as amended and applicable state statutes.  Under an S-Corporation election, the income of the Company flows through to the stockholders to be taxed at the individual level rather than the corporate level.  Accordingly, the Company had no tax liability at the federal level (with limited exceptions) as long as the S-Corporation election was in effect.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.

In addition, the Company had elected to be treated as a Subchapter S corporation for Arizona, California, Colorado, Kentucky, Massachusetts, Ohio and Virginia corporate for income tax purposes.  This treatment imposes individual income taxes on the shareholder’s respective shares of corporate profits and results in reduced corporate level state tax.

The income allocable to each shareholder is subject to examination by federal and state taxing authorities. In the event of an examination of the income tax returns, the tax liability of the stockholders could be changed if an adjustment in the income is ultimately determined by the taxing authorities.  As of September 30, 2014, the tax returns of the Company for the years 2011 through 2013 remain open for the Internal Revenue Service and various state authorities.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes.  The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

The Company records interest and penalties as a component of selling, general and administrative expenses.  There were no amounts accrued for penalties or interest as of September 30, 2014 and December 31, 2013 or during the three and nine months ended September 30, 2014 and 2013.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Certain transactions of the Company may be subject to accounting methods for federal income tax purposes that differ significantly from the accounting methods used in preparing the condensed consolidated financial statements in accordance with U.S. GAAP.  Accordingly, the taxable income of the Company reported for federal income tax purposes may differ from net income in these condensed consolidated financial statements.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits as of September 30, 2014 and December 31, 2013.

Receivables under Factoring Agreement

The Company factors its receivables with recourse and, as a result, accounts for the factoring akin to a secured borrowing, maintaining the gross receivable asset and due to factor liability on its books and records. The financial institution makes available 90% of the face value of the eligible receivables to the company and retains the remaining 10% as a guaranteed until receipt of the proceeds associated with the factored invoices.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, “Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and provides for new and additional disclosures of discontinued operations and individually material disposal transactions.  The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. ASU 2014-08 is not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is the final version of Proposed ASU 2011-230 – Revenue Recognition (Topic 605) and Proposed ASU 2011–250 – Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted.  The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the effects of ASU 2014-09 on the financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing.  The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement.  The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions and repurchase-to-maturity transactions and the tenor of those transactions.  This ASU is the final version of Proposed ASU 2013-10 – Transfers and Servicing (Topic 860), which has been deleted.  The accounting changes in this ASU are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014-11 is not expected to have a material impact on the financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation- Stock Compensation.  The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  This ASU is the final version of Proposed ASU EITF-13D – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period.  This ASU is the final version of Proposed ASU EITF-13D – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. ASU 2014-12 is not expected to have a material impact on the financial statements.

Note 4 – Property and Equipment

The following is a summary of property and equipment:

	September 30, 2014	December 31, 2013
Property and equipment	$249,281	$249,281
Less accumulated depreciation and amortization	(124,488)	(65,440)
Property and equipment, net	$124,793	$183,841

Depreciation and amortization expense totaled $59,048 and $19,178 for the nine months ended September 30, 2014, and 2013, respectively.

Note 5 – Related Party Transactions

Due from Related Party

The Company had a loan outstanding to its largest stockholder.  The balance as of December 31, 2013 was $410,130.  The receivable bore interest at 2.64% with no definite repayment terms and during the nine months ended September 30, 2014 interest totaled $46,433.  During the nine months ended September 30, 2014, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution. No amounts were due from the related party at September 30, 2014.

Stockholder distributions for the nine months ended September 30, 2014 and the year ended December 31, 2013 totaled $502,371 and $49,972 respectively.

Note 6 – Accrued and Other Liabilities

Accrued and other current liabilities consist of the following:

	September 30, 2014	December 31, 2013

Accrued trade payables	$1,221,023	$561,145
Accrued compensation	374,467	257,171
Income tax payable	23,436	-
Total Accrued and other current liabilities	$1,618,926	$818,316

Note 7 – Letter of Credit and Restricted Cash

The Company has secured a standby letter of credit for the benefit of the landlord for the required security deposit on their office facility in New York.

The Bank letter of credit is in the amount of $110,422. The letter of credit expires on July 1, 2015 and contains renewal periods of one year.

The letter of credit was collateralized by $110,645 and $110,499 of cash at September 30, 2014 and December 31, 2013, respectively, which was reported as restricted on the condensed consolidated balance sheets.

Note 8 – Due to Factor

On August 6, 2013, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables with a recourse basis.  The financial services company commenced funding during August 2013.  The financial services company advances up to 90% of qualified customer invoices, less applicable discount fees, and holds the remaining 10% as a reserve until the customer pays the financial services company.  The released reserves are returned to the Company.  The Company is charged 1.15% for the first thirty (30) days outstanding as well as each subsequent month plus prime plus 1.75% daily for funds outstanding over thirty (30) days.  Uncollectable customer invoices are charged back to the Company after ninety (90) days.  At September 30, 2014 and December 31, 2013, the advances from the factor, inclusive of fees, amounted to $589,034 and $997,160, respectively, which were offset against due from factor of $86,812 and $106,865, respectively.  Advances from the factor are collateralized by substantially all assets of the Company.

On August 21, 2014 the Company renewed its agreement with the same financial services company to continue the same purchasing and sales of its accounts receivable on a recourse basis.  The renewed agreement will expire on August 6, 2015.

Note 9 – Notes Payable

On May 27, 2014, the Company sold a $20,000 promissory note maturing in August 2014.  The note bore interest at 1% per month with interest payable monthly.  The note was subsequently converted into equity.

During May and June of 2014, certain note holders converted their promissory notes into common shares.  In total, $345,000 of promissory notes was converted into 300,001 shares of common stock.  In connection with the note conversions, the Company recorded a loss on debt extinguishment of $57,502 in the accompanying condensed consolidated statements of operations.

As discussed in Note 2 – Liquidity, during the nine months ended September 30, 2014, the Company repaid the remaining $255,000 of outstanding notes payable that had not converted into equity.

Note 10 – Stockholder’s Equity

Issuance of Common Stock

During June 2014, the Company issued 142,362 shares of common stock to investors in private placements at $1.75 per share for total proceeds of $191,000.

During July 2014, the Company issued 7,454 shares of common stock to an investor in a private placement at $1.75 per share for total proceeds of $10,000.

During May and June of 2014, certain note holders converted their promissory notes into common shares. In total, $345,000 of promissory notes was converted into 300,001 shares of common stock.  In connection with the note conversions, the Company recorded a loss on debt extinguishment of $57,502 in the accompanying condensed consolidated statements of operations.

The Company completed a private placement equity offering to accredited investors.  The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock. The issuance costs associated with the private placement were $774,213. These costs have been recorded as a reduction to additional paid-in capital as of September 30, 2014.

The Exchange Agreement completed on September 29, 2014 had the following impact on stockholders’ equity:

•	The January 1, 2014 beginning balance of common shares, common stock and additional paid in capital were changed to reflect the exchange of 1.3 CleanTech shares for each share of Six Dimensions

•	The stockholders’ equity balances of CleanTech as of September 29, 2014 were added to total stockholders’ equity to reflect the recapitalization transaction.

Note 11 – Warrants

On September 29, 2014, in connection with the Exchange, the Company completed a private placement equity offering (the “Private Placement), to accredited investors, raising $4,556,100 in gross proceeds.  For its assistance in the private placement of equity, the Company paid a placement agent $356,250 and issued it warrants to purchase 258,155 shares of the Company’s common stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.77% and dividend yield of 0%.  The fair value of the warrants at grant date was $1,660,526.

The Company uses the basis for the accounting of warrants issued in connection with the private placement to the placement agent in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.” The warrants were considered an issuance cost for the private placement and therefore were deducted from the gross proceeds reducing equity.

Note 12 – Commitments and Contingencies

Operating Leases

The Company is obligated under various operating lease agreements for office facilities in California, Florida, New York and Ohio.  In addition, the Company leases office facilities on a month-to-month basis in Minnesota and Colorado.

Rent expense under all office leases aggregated $84,082 and $255,499 for the three and nine months ended September 30, 2014, respectively.  Rent expense under all office leases aggregated $99,392 and $169,651 for the three and nine months ended September 30, 2013, respectively.  Rent expense was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company is also obligated under various operating lease agreements for equipment.  Rent expenses under all equipment leases aggregated $17,740 and $57,836 for the three and nine months ended September 30, 2014, respectively.  Rent expenses under all equipment leases aggregated $26,842 and $59,174 for the three and nine months ended September 30, 2013, respectively.  Rent expenses under all equipment leases are recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Future minimum payments of the Company’s operating leases are as follows:

2014 (remainder of year)	$165,623
2015	335,045
2016	281,539
2017	288,309
2018	191,679
Thereafter	-
Total	$1,262,195

New York Office Sub-lease

In February 2014, the Company signed a twenty-four (24) month agreement to sub-lease a portion of it office facilities in New York City expiring in February 2016.  The lease requires base annual rental payments to the Company of $120,000 for the term of the lease.  Rental income will be recognized on a straight-line basis over the term of the lease.  As part of the lease agreement, the Company received a $30,000 security deposit, which is shown as a liability on the accompanying condensed consolidated balance sheets.

California Leases

In April 2014, the Company signed a lease amendment for its office facilities in San Ramon, California.  The amendment extends the lease past the May 31, 2014 expiration date on a month to month basis with monthly rental payments of $2,836.  In June 2014, the Company cancelled the lease, and the lease expired on September 30, 2014.

In April 2014, the Company signed a thirty-eight (38) month lease agreement for its office facilities in Pleasanton, California expiring in August 2017.  The lease requires base annual rent of approximately $34,000 for the first year, with increases in increments of 3% each year thereafter.  The lease contains a two (2) month rent abatement period starting on July 1, 2014.  Rent expense will be recognized on a straight line basis over the term of the lease.  The lease contains one option to renew for a term of thirty-six (36) months.

Deferred Rent

To induce the Company to enter into certain operating leases, landlords have granted free rent for various months over the term of occupancy.  Rent expenses recorded on the straight-line basis in excess of rents paid is recognized as deferred rent.  As of September 30, 2014 and December 31, 2013, deferred rent was $62,236 and $73,192, respectively which is shown as a liability in the condensed consolidated balance sheets.

The Company’s capital lease obligations are as follows:

	September 30, 2014	December 31, 2013

In July, 2011 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in July, 2014; (ii) Interest at 5.75%; (iii) Payable in 36 monthly payments of $406.90.	-	2,399

In September, 2011 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in September, 2014; (ii) Interest at 5.75%; (iii) Payable in 36 monthly payments of $479.78.	-	3,760

In January, 2012 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in January, 2015; (ii) Interest at 5.75%; (iii) Payable in 36 monthly payments of $227.87.	677	2,650

In June, 2012 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in December, 2014; (ii) Interest at 5.75%; (iii) Payable in 30 monthly payments of $778.87.	1,548	8,328

In March, 2013 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in September, 2018; (ii) Interest at 5.75%; (iii) Payable in 24 monthly payments of $634.28.	3,510	8,510

In July, 2013 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in September, 2018; (ii) Interest at 5.75%; (iii) Payable in 60 monthly payments of $1,141.35.	46,753	54,336

In July, 2013 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in September, 2018; (ii) Interest at 5.75%; (iii) Payable in 60 monthly payments of $1,141.36.	45,257	52,301

In July, 2013 the Company entered into a capital lease obligation with the following terms and conditions: (i) Maturing in September, 2018; (ii) Interest at 5.75%; (iii) Payable in 60 monthly payments of $1,141.37.	45,003	51,956

	142,748	184,240

Less: Current Maturities	(49,536)	(52,892)

Capital leases, net of current maturities	$93,212	$131,348

Future minimum payments of the Company’s capital leases are as follows:

2014 (remainder of year)	$11,349
2015	42,846
2016	41,089
2017	41,089
2018	27,393
Thereafter	-
Total	$163,766

Note 13 – Concentrations and Credit Risks

Revenues

For the nine months ended September 30, 2014 and 2013, the Company had two and one significant customers, respectively, that accounted for more than 10% of the Company’s total revenues.  The Company’s sales to its top five customers accounted for approximately 54% and 43% of revenues during the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, the Company had one foreign customer accounting for just under 10% of its revenues.

Accounts Receivable

For the nine months ended September 30, 2014 and year ended December 31, 2013, the Company had approximately 65% and 53% of its accounts receivable balance held by five customers, respectively.  During each of these same periods, the Company had two customers accounting for more than 10% each of its accounts receivables balances, respectively.

Accounts Payable

For the nine months ended September 30, 2014 and year ended December 31, 2013, the Company had approximately 33% and 28% of its accounts payable balances held by its top five vendors, respectively.  During each of these same periods, the Company had one and none of its customers accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 14 – Income Taxes

Effective June 27, 2014, the Company converted into a C-Corporation. Going forward, the Company will be subject to federal and state income taxes and will have to recognize income tax expense and deferred taxes for financial statement purposes.  As a result, the Company recorded a deferred tax asset of $79,146 and a deferred tax liability of $3,588 principally accounting for the difference in financial reporting and tax reporting as it relates to the deductibility of expenses and depreciation, respectively, as of September 30, 2014 in the accompanying condensed consolidated balance sheet.

The provision for income taxes includes the following:

	Three months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Current:
Federal	$15,239	$-	$17,634	$-
State	4,730	-	5,802	-

Total Current Provision	19,969	-	23,436	-

Deferred:
Federal	$(10,815)	$-	$(66,848)	$-
State	(1,409)	-	(8,710)	-

Total deferred	(12,224)	-	(75,558)	-

Income tax expense (benefit)	$7,745	$-	$(52,122)	$-

Note 15 – Business and Geographic Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.  The Company has determined that its two reportable segments are Content Management Systems (“CMS”) and Information Technology (“IT”) Staffing.

Segment information relating to the Company’s results of operations was as follows:

	Three Months Ended		Nine Months Ended
Revenues	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

CMS	$1,520,598	$977,635	$4,820,613	$3,543,345
IT Staffing	1,188,468	1,261,197	3,478,440	3,523,641
Total	$2,709,066	$2,238,832	$8,299,053	$7,066,986

	Three Months Ended		Nine Months Ended
Gross Margin	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

CMS	$709,651	$375,770	$2,485,555	$1,519,116
IT Staffing	286,006	294,575	861,477	782,493
TOTAL	$995,657	$670,345	$3,347,032	$2,301,609

Total Assets	September 30, 2014	December 31, 2013
CMS	$-	$-
IT Staffing	6,498,465	2,055,713
Total	$6,498,465	$2,055,713

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF 6D GLOBAL TECHNOLOGIES, INC.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements included in this Quarterly Report on Form 10-Q, including but not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our services, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and service qualification requirements of our customers, as well as any statement other than statements of historical facts are forward-looking statements.  When used in this Quarterly Report on Form 10-Q, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments.  In addition, any forward-looking statements represent our expectation only as of the day this Quarterly Report on Form 10-Q was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as required by law.

Overview

6D Global Technologies, Inc. (the “Company or “6D Global”) is a premier digital business solutions company serving the digital marketing and technology needs of enterprise-class organizations worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers.  Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions. In addition, the Company provides digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

As more fully described below, on September 29, 2014, CleanTech Innovations Inc. (“CleanTech”) consummated an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Six Dimensions, Inc., a Nevada corporation formerly known as Initial Koncepts, Inc. (“Six Dimensions”), whereby CleanTech acquired all of the issued and outstanding capital stock of Six Dimensions, 29,643,068 shares in exchange for 38,664,871 shares of Common Stock (an exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions stock), and, simultaneously therewith, CleanTech completed a private placement equity offering to accredited investors.  Pursuant to this private placement, CleanTech received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock to the purchasers thereunder.  Pursuant to the Exchange Agreement, on September 29, 2014, 6D Global Technologies, Inc. (stock symbol: “SIXD”, website: www.6DGlobal.com), consummated a conversion into a Delaware corporation whereby the Company changed its name to 6D Global Technologies, Inc., increased the number of its authorized shares of capital stock from 28,985,507 to 160,000,000 shares, of which 150,000,000 shares were designated common stock, par value $0.00001 per share (the “Common Stock”) and 10,000,000 shares were designated preferred stock, par value $0.00001 per share (the “Preferred Stock”).

Recent Developments

CleanTech was incorporated on May 9, 2006, in the State of Nevada.  Through its wholly owned operating subsidiaries in China, Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., CleanTech designed, manufactured, tested and sold structural towers for on-land and off-shore wind turbines.  Effective as of September 29, 2014, subsequent to the Exchange Agreement, CleanTech changed its state of incorporation from the State of Nevada to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated September 29, 2014 (the “Plan of Conversion”).  The Reincorporation was accomplished by the filing of (a) Articles of Conversion with the Secretary of State of the State of Nevada (the “Nevada Articles of Conversion”), (b) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Delaware Certificate of Incorporation”), and (c) a Certificate of Conversion with the Secretary of State of the State of Delaware (the “Delaware Certificate of Conversion”).

Six Dimensions was originally incorporated as Initial Koncepts, Inc. in the State of California on February 9, 2004.  On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California LLC and changed its name to Six Dimensions, LLC.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.

As described in Note 1 - Organization and Operations, on September 29, 2014, the Company undertook the following events (these transactions are detailed in the Company’s 8-K filed on October 1, 2014):

•
Share exchange – CleanTech consummated the Exchange Agreement with Six Dimensions, Inc., whereby the Company acquired all of the issued and outstanding capital stock of Six Dimensions in exchange for 38,664,871 shares of common stock.

•	Private placement - CleanTech completed a private placement equity offering to accredited investors. The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of common stock.
•	Debt conversion – CleanTech converted approximately $16,000,000 of debt owed to NYGG (Asia) Ltd. in exchange for 35,149,883 shares of common stock.

Share Exchange

On September 29, 2014, CleanTech consummated a share exchange (the “Exchange”) with Six Dimensions, Inc. pursuant to the Agreement and Plan of Share Exchange, dated as of June 13, 2013 between CleanTech, Six Dimensions and the shareholders of Six Dimensions (the “Exchange Agreement”).  At the effective time of the Exchange, the following actions occurred:

•	CleanTech converted from a Nevada corporation to a Delaware corporation under the name 6D Global Technologies, Inc., as disclosed below.
•
CleanTech’s Articles of Incorporation were amended to change CleanTech’s authorized capital stock to 160,000,000 of which 150,000,000 shares are designated Common Stock par value $0.00001 and 10,000,000 shares are designated Preferred Stock, par value $0.00001.

•	All of the outstanding capital stock of Six Dimensions was exchanged for 38,664,871 newly issued shares of CleanTech’s Common Stock that were issued to Six Dimensions shareholders.

The foregoing description of the Exchange Agreement does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Exchange Agreement, which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by CleanTech on June 17, 2014 and is incorporated herein by reference.

The Exchange is being treated as a reverse acquisition and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of CleanTech's operations were disposed of prior to the consummation of the transaction.  Six Dimensions is treated as the accounting acquirer as its shareholders control the Company after the Exchange Agreement, even though CleanTech was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Six Dimensions as if Six Dimensions had always been the reporting company and, on the date of the Exchange Agreement, changed its name and reorganized its capital stock.  Since CleanTech had no operations upon the Exchange Agreement taking place, the transaction was treated as a recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Exchange Agreement.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 1.3 shares of CleanTech Common Stock for each one common share of Six Dimensions.
Private Placement

On September 29, 2014, in connection with the Exchange, CleanTech completed a private placement equity offering (the “Private Placement”) to accredited investors (the “Purchasers”).  Pursuant to the Private Placement, CleanTech completed a private placement equity offering to accredited investors from which it received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.

In connection with the Private Placement, pursuant to a Placement Agency Agreement between CleanTech and Radnor Research & Trading Company, LLC (the “Placement Agent”), CleanTech agreed to pay the Placement Agent commissions representing 10% of the gross proceeds paid by the Purchasers introduced to CleanTech solely by the Placement Agent, and stock warrants to purchase an aggregate of 15% of the number of shares of Common Stock sold in the Private Placement solely introduced by the Placement Agent (the “Compensation Warrants”), at an exercise price equal to $2.21 per share.  The number of Compensation Warrants issued was 258,155. For more information related to these warrants see Note 11 – Warrants.

The Compensation Warrants will have “piggy-back” registration rights in connection with the registration by CleanTech of any shares of its Common Stock.  The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of six months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the Compensation Warrants shall be sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Private Placement.

Debt Conversion

On September 29, 2014, in connection with the Exchange, NYGG (Asia) Ltd. (“NYGG Asia”), CleanTech’s largest creditor, pursuant to a Debt Conversion Agreement (“Debt Conversion Agreement”), converted all of CleanTech’s indebtedness to NYGG Asia, in the aggregate approximate amount of $16,000,000, in exchange for the issuance of 35,149,883 shares of Common Stock to NYGG Asia and the cancellation of CleanTech’s indebtedness to NYGG Asia.  The Debt Conversion Agreement further provides that CleanTech may not, without NYGG Asia’s prior written consent, issue any additional equity or debt securities or incur any additional indebtedness (other than in the ordinary course of business) for thirteen (13) months following September 29, 2014.  The conversion of debt to equity is accounted for as part of the recapitalization and is reflected within the increase to stockholders equity at September 30, 2014.

The foregoing description of the terms of the Debt Conversion Agreement is qualified in its entirety by reference to the provisions of the Debt Conversion Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by CleanTech on October 1, 2014 and is incorporated herein by reference.  Additional information about the Exchange, the Private Placement and the debt conversion was provided in CleanTech’s Schedule 14C Information Statement filed on September 4, 2014 (the “Information Statement”), and all such information is incorporated herein by reference.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following table sets forth the summary statements of operations for the periods indicated:

	Three Months Ended September 30,
	2014	2013

Revenues	$2,709,066	$2,238,832
Gross Margin	995,657	670,345
Operating Expenses	874,389	1,109,645
Other Expense, net	(81,934)	(53,572)
Income Tax Expense	7,745	-
Net Income (Loss)	$31,589	$(492,872)

Revenues: Revenue increased by approximately 21% to $2,709,066 during the three months ended September 30, 2014, from $2,238,832 during the corresponding three months ended September 30, 2013.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts that we had with our current clients as well as with newly added clients.  We continue to expand our services being offered and our sales and marketing efforts continue to lend to our ability to win more business.  The relevance of our service offerings in today’s market as well as our focus on growth, continues to drive increases in our client base and sales results.

Gross Margin: The gross profit margin was 37% during the three months ended September 30, 2014 as compared to 30% during the three months ended September 30, 2013.  The increase in gross margin is due to a change in product mix to services versus staffing as service revenue realizes a higher gross margin.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses decreased by 21% during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The overall $235,256 decrease in operating expenses is primarily attributable to the following increases (decreases) in operating expenses:

•	A decrease in compensation and related expenses of $161,158 was primarily due to a reduction in employees.

•
A decrease of selling, general and administrative expenses of $74,098 principally resulting from a decrease in various administrative expenses offset by an increase in accounting and legal fees as we prepared to become a public company.

Other Expense, net: Other expenses, net consist primarily of interest expense primarily related to the Company’s promissory notes and capital leases, loss on debt extinguishment and other income.

Other expenses, net increased by $28,392 to $81,934 for the three months ended September 30, 2014 as compared to other expense, net of $53,572 during the three months ended September 30, 2013.  For the three months ended September 30, 2014, other expenses, net consisted of $81,934 interest expense.  For the three months ended September 30, 2013 other expenses, net consisted of $50,137 in interest expense and realized loss on marketable securities of $3,435.

Income Tax Benefit: In conjunction with the change from a California LLC to a Nevada C-Corporation on September 27, 2014, the Company recognized income tax expense for the period from June 27, 2014 to September 30, 2014 and deferred income taxes as of September 30, 2014.  As a result of recognizing deferred tax assets as of September 30, 2014, the Company had $7,745 of income taxes expense for the three months ended September 30, 2014.

Net Income (Loss): For the foregoing reasons, we had net income of $31,589 for the three months ended September 30, 2014, or $0.00 per share (basic and diluted), as compared to a net loss of $492,872 for the three months ended September 30, 2013, or ($0.01) per share (basic and diluted).

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following table sets forth the summary income statement for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Revenues	$8,299,053	$7,066,986
Gross Margin	3,347,032	2,301,609
Operating Expenses	2,504,776	2,927,838
Other Expense, net	(163,371)	(88,691)
Income Tax Benefit	(51,122)	-
Net Income (Loss)	$731,007	$(714,920)

Revenues: Revenue increased by approximately 17% to $8,299,053 during the nine months ended September 30, 2014, from $7,066,986 during the corresponding nine months ended September 30, 2013.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts that we had with our current clients as well as with newly added clients.  We continue to expand our services being offered and our sales and marketing efforts continue to lend to our ability to win more business.  The relevance of our service offerings in today’s market as well as our focus on growth, continues to drive increases in our client base and sales results.

Gross Margin: The gross profit margin was 40% during the nine months ended September 30, 2014 as compared to 33% during the nine months ended September 30, 2013.  The increase in gross margin is due to a change in product mix to services versus staffing as service revenue realizes a higher gross margin.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services.

Operating expenses decreased by 14% during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  The overall $423,062 decrease in operating expenses is primarily attributable to the following increases (decreases) in operating expenses:

•	A decrease in compensation and related expenses of $543,157 was primarily due to a reduction in employees.

•	An increase in selling, general and administrative expenses of $120,095 principally incurred for increased audit, accounting and legal fees as we prepared to become a public company.

Other Expense, net: Other expenses, net consist primarily of interest expense primarily related to the Company’s promissory notes and capital leases, loss on debt extinguishment, realized gain on sale of marketable securities and other income.

Other expenses, net increased by $74,680 to $163,371 for the nine months ended September 30, 2014 as compared to other expenses, net of $88,691 during the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, other expenses, net consisted of $105,869 in interest expense and $57,502 in loss on debt extinguishment.  For the nine months ended September 30, 2013 other expenses, net consisted of $90,073 in interest expense and realized gain on sale of marketable securities of $1,382.  The increase in other expenses, net was attributable to an increase in interest expense resulting from new capital leases and promissory notes issued during the nine months ended September 30, 2014 and a loss on debt extinguishment of $57,502 that resulted from the conversion of $345,000 in promissory notes.  These items were partially offset by rental income from a sublease of the New York City office space.

Income Tax Benefit: In conjunction with the change from a California LLC to a Nevada C-Corporation on June 27, 2014, the Company recognized income tax expense for the period from June 27, 2014 to September 30, 2014 and deferred income taxes as of September 30, 2014.  As a result of recognizing deferred tax assets as of September 30, 2014, the Company had an income tax benefit of $52,122 for the nine months ended September 30, 2014.

Net Income (Loss): For the foregoing reasons, we had net income of $731,007 for the nine months ended September 30, 2014, or $0.02 per share (basic and diluted), as compared to a net loss of $714,920 for the nine months ended September 30, 2013, or ($0.02) per share (basic and diluted).

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to December 31, 2013:

	Period ended
	September 30, 2014	December 31, 2013	Increase/(Decrease)

Current Assets	$6,238,952	$1,302,536	$4,936,416
Current Liabilities	$2,175,634	$2,328,103	$(152,469)
Working Capital (Deficit)	$4,036,318	$(1,025,567)	$5,088,885

At December 31, 2013, we had a cash balance of approximately $5,600 and a working capital deficiency of approximately $1,026,000.  At September 30, 2014, we had a cash balance of approximately $4,594,000 and working capital of approximately $4,063,000.  In 2013, we principally financed our operations from using proceeds from issuance of notes and factoring our sales invoices.  We had net income and net cash flows from operations of approximately $731,000 and $1,347,000 respectively, for the nine months ended September 30, 2014.  During the nine months ended September 30, 2014, note holders converted $345,000 of promissory notes into equity, and we paid back the remaining $255,000 of promissory notes and $4,950 of other loans in cash.  Furthermore, prior to 2013, we had a history of profitability.  In September 2014, we completed a private placement equity offering to accredited investors.  The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.

Summary Cash flows for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,346,972	$(459,208)
Net cash used in investing activities	$(46,433)	$(15,095)
Net cash provided by financing activities	$3,287,564	$396,123

Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities consist of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, amortization of debt issuance costs, realized gains on sale of marketable securities, loss on debt extinguishment, deferred tax benefit, deferred rent and interest earned on restricted cash, as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $1,346,972 for the nine months ended September 30, 2014 compared to cash used in operating activities of $459,208 for the nine months ended September 30, 2013.  The change is principally attributable to net income of $731,007 for the nine months ended September 30, 2014 as compared to a net loss of $714,920, increases of $205,433 in accounts receivable, an increase in depreciation and amortization of $59,048 due to the purchase of system software, an increase in deferred tax benefits of $75,558 and a decrease of $800,610 in accounts payable and accrued expenses for the nine month ended September 30, 2014.

Cash Used in Investing Activities

Cash provided by or used in investing activities primarily consist of proceeds from the sale of marketable securities and loans to related parties.

Cash used in investing activities increased from $15,095 for the nine months ended September 30, 2013 to $46,433 for the nine months ended September 30, 2014, primarily attributed to loans to related parties of $46,433.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in 2014 and thereafter.  However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend cash on acquisitions and other investments from time to time.  The Company anticipates that these acquisitions would accelerate revenue growth, provide cost synergies, and generally enhance the breadth and depth of its expertise and service offerings.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from borrowings on line of credit, proceeds and repayments to the factor, shareholder distributions, issuance or repayments of promissory notes, and capital leases.

Cash provided by in financing activities was $3,287,564 for the nine months ended September 30, 2014 compared to cash provided by financing activities of $396,123 for the nine months ended September 30, 2013.  The change is principally attributable to a private placement equity offering to accredited investors from which Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.  Furthermore, prior to 2013, the Company had a history of profitability.  For the nine months ended September 30, 2013, we paid $6,119,112 and received $6,629,950 in proceeds on our line of credit; paid $1,344,834 and received 2,114,952 on our factor agreement and received $175,000 proceeds on the notes payable.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, “Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  This new standard raises the threshold for disposals to qualify as discontinued operations, allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and provides for new and additional disclosures of discontinued operations and individually material disposal transactions.  The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015. ASU 2014-08 is not expected to have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.  In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers.  In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is the final version of Proposed ASU 2011-230 – Revenue Recognition (Topic 605) and Proposed ASU 2011–250 – Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted.  The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing.  The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements.  In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement.  The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions.  This ASU is the final version of Proposed ASU 2013-10 – Transfers and Servicing (Topic 860), which has been deleted.  The accounting changes in this ASU are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014-11 is not expected to have a material impact on the financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation- Stock Compensation.  The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period.  This ASU is the final version of Proposed ASU EITF-13D – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.  The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period.  This ASU is the final version of Proposed ASU EITF-13D – Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. ASU 2014-12 is not expected to have a material impact on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on generally accepted accounting principles (“U.S. GAAP) which requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require its management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.  Our critical accounting estimates and assumptions affecting the condensed consolidated financial statements were:

(i)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay.  Management evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  Management considers the following to be some examples of important indicators that may trigger an impairment review: (a) significant under- performance or losses of assets relative to expected historical or projected future operating results; (b) significant changes in the manner or use of assets or in Six Dimensions’ overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (c) significant negative industry or economic trends; (d) increased competitive pressures; (e) a significant decline in our stock price for a sustained period of time; and (f) regulatory changes.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Our management bases its estimates on historical experience and on various assumptions that it believes to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We regularly evaluate the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Fair Value of Financial Instruments

We have categorized our financial assets and liabilities measured at fair value into a three level hierarchy in accordance with the FASB’s guidance.  Fair value is defined as an exit price, the amount that would be received upon the sale of an asset or paid upon the transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, unbilled revenues, prepaid expense and other current assets, accounts payable and accrued liabilities, and due to factor, approximate their fair values because of the short maturity of these instruments.

Our capital lease liability and notes payable approximate the fair value of such instruments based upon our management’s best estimate of interest rates that would be available to us for similar financial arrangements at the end of each reporting period.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.  Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  We estimate the allowance for doubtful accounts.  Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Our management charges balances off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Management determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in its existing accounts receivable.

The Company does not have any off-balance-sheet credit exposure to its customers.

Revenue Recognition

We provide our services primarily under time-and-materials contracts.  Revenues earned under time-and-material arrangements are recognized as services are provided.  We recognize revenue from the provision of professional services when it is realized or realizable and earned.  We recognize revenue from the provision of professional services when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.  Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer, who is currently also acting as our interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  He has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control Over Financial Reporting

As a result of the post-acquisition integration of our 6D Global related activities during the nine months ended September 30, 2014, we are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

In reliance upon SEC guidance, we intend to exclude management’s assessment of internal control over financial reporting in the Form 10-K for our current year; and, accordingly will not be providing such assessment on an interim basis either in respect to Clean Tech’s prior business or the continuing business.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

As described elsewhere in this Quarterly Report, we completed a share exchange (the “Exchange”) with Six Dimensions, Inc. in September 2014.  The Exchange involved the changing of our name and the transitioning of our core business.  You should, therefore, carefully consider the following risk factors, which could materially impact our business and cause our business, financial condition or operating results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  The risks described below are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risk Related to our Digital Marketing Business

Our business, financial condition and results of operations may be materially impacted by economic conditions and related fluctuations in client demand for marketing, business, technology and other consulting services.

The market for our consulting services and the technologies used in our solutions is prone to fluctuation with economic cycles — particularly those cycles in the United States, where we earn the majority of our revenues.  During economic cycles in which many companies are experiencing financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives.  Our efforts to down-size, when necessary, in a manner intended to mirror downturned economic conditions could be delayed and costly and could also result in us having inadequate people resources as economic conditions improve.  A downturn could result in reduced demand for our services, assignment cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients.  Any of these events could materially and adversely impact our business, financial condition and results of operations.

Our markets are highly competitive and we may not be able to continue to compete effectively.

The markets for the services we provide are highly competitive.  We compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments.  Other competitors include boutique consulting firms that maintain specialized skills or are geographically focused.  Some of our competitors have significantly greater financial, technical and marketing resources, and generate greater revenues and have greater name recognition, than we do.  Often, these competitors offer a larger and more diversified suite of products and services than we offer.  If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Our future performance depends in part on support from independent software vendors, system integrators and other third-party software developers.

We depend on independent software vendors, system integrators and other third-party software vendors to create applications that will integrate with our own products and services. This presents certain risks to our business, including:

•
we cannot provide any assurance that these applications meet the same quality standards that we apply to our own development efforts, and to the extent they contain bugs or defects, they may create disruptions in our customers’ use of our software or negatively affect our brand;

•	these independent software vendors, system integrators and third-party software developers may not possess the appropriate intellectual property rights to develop and share their applications; and

•
some of these independent software vendors, system integrators and third-party software developers may use the insight they gain from using our software and from documentation publicly available to develop competing products or product features.

Many of these risks are not within our control to prevent, and our brand may be damaged if these applications do not perform to our customers’ satisfaction and that dissatisfaction is attributed to us.

We rely on third-party software and services that may be difficult to replace.

We license or purchase software and services provided by third parties to be included in some of our services and software offerings.  Such third-party software and services may not continue to be available on commercially reasonable terms, if at all.  The loss or inability to maintain our rights to use any of these software or services could result in delays in the sale of our services or software offerings until equivalent technology is either developed by us, or, if available, is identified, licensed and integrated, which could harm our business.

The market for the information technology consulting services we provide is competitive, has low barriers to entry, and is becoming increasingly consolidated, which may adversely affect our market position.

The market for the information technology consulting services we provide is competitive, rapidly evolving, and subject to rapid technological change.  In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future.  For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners, that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

A significant amount of information technology services are being provided by lower-cost non-domestic resources.  The increased utilization of these resources for U.S.-based projects could result in lower revenues and margins for U.S.-based information technology companies.  Our ability to compete utilizing higher-cost domestic resources and/or our ability to procure comparably priced offshore resources could adversely impact our results of operations and financial condition.

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position.  We currently compete with regional and national information technology consulting firms and, to a limited extent, offshore service providers and in-house information technology departments.  Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential vendor relationships, greater financial resources, sales and marketing organizations, market penetration, and research and development capabilities, as well as broader product offerings, greater market presence, and name recognition.  We may face increasing competitive pressures from these competitors.  This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues, or generate net income.

In recent years, there has been consolidation in our industry and we expect that there will be additional consolidation in the future.  As a result of this consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have.  We believe that this competition could have a negative effect on our marketing, distribution and reselling relationships, pricing of services and products, and our product development budget and capabilities.  One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins.  In addition, competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future.  These activities may potentially force us to lower our prices and suffer reduced operating margins.  Any of these negative effects could significantly impair our results of operations and financial condition.  We may not be able to compete successfully against new or existing competitors.

Our business, financial condition and results of operations may be materially impacted by military actions, global terrorism, natural disasters and political unrest.

Military actions and political unrest in the Middle East and in other parts of the world, global terrorism and natural disasters are among the factors that may adversely impact regional and global economic conditions and, concomitantly, our clients’ ability, capacity and need to invest in our services.  In addition to the potential impact of any of these events on the business of our clients, these events could pose a threat to our global operations and people.  Additionally, natural disasters or other unanticipated catastrophes, both in the U.S. and globally, could disrupt our operations and negatively impact our business as well as disrupt our clients’ businesses, which may result in a further adverse impact on our business.  As a result, significant disruptions caused by such events could materially and adversely affect our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may be unable to perform adequately our client engagements and could be limited in accepting new client engagements.

Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees.  The improvement in demand for marketing and business and technology consulting services has further increased the need for employees with specialized skills or significant experience in marketing, business and technology consulting, particularly at senior levels.  We are expanding our operations, and these expansion efforts will be highly dependent on attracting a sufficient number of highly skilled people.  We may not be successful in attracting enough employees to achieve our expansion or staffing plans.  Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we attract.  Any inability to attract, retain, train and motivate employees could impair our ability to manage adequately and complete existing assignments and to bid for or accept new client engagements.  Such inability may also force us to increase our hiring of expensive independent contractors, which may increase our costs and reduce our profitability on client engagements.  We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources.  Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

The success of our business depends in large part on our ability to develop solutions and service offerings that keep pace with the changes in the markets in which we provide our services.

The professional services markets in which we operate are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions.  Our future success will depend on our ability to develop solutions and service offerings that keep pace with changes in the markets in which we provide services.  We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in offering and deploying them in the marketplace.  In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete.  Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition.  Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for clients that both leverage their legacy systems and appropriately utilize newer technologies.  Our ability to implement solutions for our clients incorporating new developments and improvements in technology which translate into productivity improvements for our clients and to develop service offerings that meet current and prospective clients’ needs are critical to our success.

Our profitability will be adversely impacted if we are unable to maintain our pricing and utilization rates as well as control our costs.

Our profitability derives from and is impacted by three primary factors: (i) the prices for our services; (ii) our professionals’ utilization or billable time; and (iii) our costs.  To achieve our desired level of profitability, our utilization must remain at an appropriate rate, and we must contain our costs.  Should we reduce our prices in the future as a result of pricing pressures, or should we be unable to achieve our target utilization rates and costs, our profitability could be adversely impacted.

We are dependent on, and may be adversely impacted by, the performance of third parties on certain complex engagements.

Certain complex engagements may require that we partner with specialized software or systems vendors or other partners to perform services.  Often in these circumstances, we are liable to our clients for the performance of these third parties.  Should the third parties fail to perform timely or satisfactorily, our clients may elect to terminate the engagements or withhold payment until the services have been completed successfully.  Additionally, the timing of our revenue recognition may be affected or we may realize lower profits if we incur additional costs due to delays or because we must assign additional personnel to complete the engagement.  Furthermore, our relationships with our clients and our reputation generally may suffer harm as a result of these third parties’ unsatisfactory performance.

We may be liable to our clients for substantial damages caused by our unauthorized disclosures of confidential information, breaches of data security, failure to remedy system failures or other material contract breaches.

We frequently receive or have access to confidential information from our clients, including confidential client data that we use to develop or support solutions.  If any person, including one of our employees, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, including an attack by computer programmers or hackers who may develop or deploy viruses, worms, or other malicious software programs, system failures or otherwise, we may have substantial liabilities to our clients or their customers.  Further, any such compromise to our computer systems could disrupt our operations, as well as our clients’ operations.

Further, many of our assignments involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions.  If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance.  Any such failures by us could result in claims for substantial damages by our clients against us.

We may be liable for breaches of confidentiality or data security, defects in the applications or systems we deliver or other material contract breaches that we may commit during the performance of our services (collectively, “Contract Breaches”).  In certain circumstances, we agree to unlimited liability for Contract Breaches.  Additionally, we cannot be assured that any insurance coverage will be applicable and enforceable in all cases, or sufficient to cover substantial liabilities that we may incur.  Further, we cannot be assured that contractual limitations on liability will be applicable and enforceable in all cases.  Accordingly, even if our insurance coverage or contractual limitations on liability are found to be applicable and enforceable, our liability to our clients for Contract Breaches could be material in amount and could materially and adversely affect our business, financial condition and results of operations.  Moreover, such claims may harm our reputation and cause us to lose clients.

We rely on the availability of licenses to third-party software and other licensed intellectual property.

Many of our products and services include software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business.  This exposes us to risks over which we may have little or no control.  For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us.  Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses or seek new licenses, relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees.  These licenses may not be available on acceptable terms, if at all.  In addition, a third party may assert that we or our end customers are in breach of the terms of a license, which could, among other things, give such third party the right to terminate a license or seek damages from us, or both.  The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of products and services and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business.  Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors.  Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our services may infringe the intellectual property rights of third parties, and create liability for us as well as harm our reputation and client relationships.

The services that we offer to clients may infringe the intellectual property (“IP”) rights of third parties and result in legal claims against our clients and us.  These claims may damage our reputation, adversely impact our client relationships and create liability for us.  Moreover, we generally agree in our client contracts to indemnify the clients for expenses or liabilities they incur as a result of third party IP infringement claims associated with our services, and the resolution of these claims, irrespective of whether a court determines that our services infringed another party’s IP rights, may be time-consuming, disruptive to our business and extraordinarily costly.  Finally, in connection with an IP infringement dispute, we may be required to cease using or developing certain IP that we offer to our clients.  These circumstances could adversely impact our ability to generate revenue as well as require us to incur significant expense to develop alternative or modified services for our clients.

We may be unable to protect our proprietary methodology.

Our success depends, in part, upon our proprietary methodology and other IP rights.  We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights.  We enter into confidentiality agreements with our employees, contractors, vendors and clients, and limit access to and distribution of our proprietary information.  We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our IP rights.

Risks Related to our Temporary Employee Staffing Business

We face significant employment-related legal risk.

We employ people internally and in the workplaces of other businesses.  Many of these individuals have access to client information systems and confidential information.  An inherent risk of such activity includes possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; cyber security breaches affecting our clients and/or us; discrimination and harassment claims; employment of undocumented aliens; criminal activity; torts; or other claims.  Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by us of monetary damages or fines, or other material adverse effects on our business.  To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe is appropriate for our operations.  Our insurance coverage, however, may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.

In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.  U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked.  In addition, there appears to be a heightened state and federal scrutiny of independent contractor relationships, which could adversely affect us given that we utilize a significant number of independent contractors to perform our services.  An adverse determination of the independent contractor status of these firms could result in a substantial tax or other liabilities.

We may be adversely affected by government regulation of the staffing business, and of the workplace.

Our business is subject to regulation and licensing in many states.  There can be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material.  If we fail to comply, such failure could materially adversely affect our financial results.

A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces.  Increased government regulation of the workplace or of the employer-employee relationship could have a material adverse effect on us.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our associates and flexible employees and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information.  We use commercially available information security technologies to protect such information in digital format.  We also use security and business controls to limit access to such information.  However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy.  Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens.  We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Significant legal actions could subject us to substantial uninsured liabilities.

Professional service providers are subject to legal actions alleging malpractice, breach of contract and other legal theories.  These actions may involve large claims and significant defense costs.  We may also be subject to claims alleging violations of federal or state labor laws.  In addition, we may be subject to claims related to torts, intentional acts or crimes committed by our full-time employees or temporary staffing personnel.  In some instances, we are contractually obligated to indemnify clients against such risks.  A failure to observe the applicable standard of care, relevant 6D Global or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense.  To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability, in amounts and with deductibles that we believe are appropriate for our operations.  Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

Significant increases in payroll-related costs could adversely affect our business.

We are required to pay a number of federal, state and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees.  Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on us.  Over the last few years, many of the states in which we conduct business have continued to significantly increase their state unemployment tax rates in an effort to increase funding for unemployment benefits.  Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel.  We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.

Our Competitors Have Greater Financial, Marketing and Distribution Resources.

The market for temporary staffing is intensely competitive. Gaining customers will be difficult due to our competitors’ sizes and resources.  Our ability to increase revenues and generate profits is directly related to our ability to compete with our competitors. We face competition from competing companies in the same market that have greater financial, marketing, and distribution resources than we have.  These greater resources could permit our competitors to implement extensive advertising and promotional programs, which we may not be able to match.  We can provide no assurances that we will be able to compete successfully in the future as a larger firm.

We depend on the proper functioning of our information systems.

We are dependent on the proper functioning of information systems in operating our business.  Critical information systems are used in every aspect of our daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant or vendor payment functions.  Our information systems are vulnerable to fire or casualty theft, technical failures, terrorist acts, cyber security breaches, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events.  If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business.

Also, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results.  In addition, we depend on third-party vendors for certain functions, whose future performance and reliability we cannot control.

Our current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing their staffing needs.

We face significant competition in the markets we serve, and there are limited barriers to entry for new competitors.  The competition among staffing services firms is intense.  We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms and other providers of staffing services.  Some of our competitors possess substantially greater resources than we do.  From time to time, we experience significant pressure from our clients to reduce price levels.  During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fulfill our clients’ needs.  We also face the risk that certain of our current and prospective clients will decide to provide similar services internally.

We may be unable to achieve anticipated benefits from the Exchange.

The anticipated benefits from the Exchange might not be achieved.  The consummation of the Exchange required substantial attention from management.  The diversion of management’s attention, as well as any difficulties encountered in changing our name and transitioning our core business, could have an adverse impact on our business, financial condition and results of operations.  Further, we incurred significant expenses in completing the Exchange.

General Risks Related to our Business

Our ongoing business is subject to certain risks related to the Share Exchange with Six Dimensions, Inc.

The Exchange involved the changing of our name and transitioning of our core business.  We are devoting significant management attention and resources to transitioning the Company.  However, the Exchange may present certain risks to our business and operations including, among other things, risks that:

•	the transition of our core business may take longer, be more difficult, time-consuming or costly to accomplish than expected;
•	we may be unable to avoid [potential liabilities and] unforeseen increased expenses or delays associated with the Exchange;
•	there may be unanticipated changes in the markets for the Company’s core business;
•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;
•	there may be unanticipated downturns in business relationships with customers;
•	there may be increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing;

Accordingly, there can be no assurance that the following eventualities will occur: (i) the Exchange will result in the realization of the full benefits of transitioning our core business that we currently expect; (ii) the potential benefits of transitioning will be achieved within the anticipated timeframe; or (iii) we will be able to implement new strategies to transform the newly renamed and rebranded Company.  Failure to successfully transition the businesses may have a material adverse effect on our business and financial results.

We are dependent on our key employees

Our success depends in large part upon the continued services of a number of key employees.  Our employment arrangements with key personnel provide that employment is terminable at will by either party.  The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.  Competition for such personnel is intense.  And if our key employees resign from 6D Global to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients or employees to any such competitor could have a material adverse effect on our business, financial condition and results of operations.  We cannot be certain that any agreements we require our employees to enter into will be effective in preventing them from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.

Our clients could unexpectedly terminate their contracts for our services.

Most of our contracts can be canceled by the client with limited advance notice and without significant penalty.  A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s assignment.  We could be required to maintain underutilized employees who were assigned to the terminated contract.  The unexpected cancellation or significant reduction in the scope of any of our large assignments, or client termination of one or more recurring revenue contracts could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to recognize revenue in the period in which our services are performed, which may contribute to fluctuations in our revenue and margins.

We provide our services primarily under time-and-materials contracts.  All revenue is recognized pursuant to generally accepted accounting principles.  These principles require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from quarter to quarter.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our operating expenses, particularly salary expense, rent, depreciation expense and amortization of purchased intangible assets, are fixed in advance of any particular quarter.  As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our assignments may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

An unanticipated termination or decrease in size or scope of a major assignment, a client’s decision not to proceed with an assignment we anticipated or the completion during a quarter of several major client assignments could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations.  Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of assignments, including achievement of certain business results;
•	any delays incurred in connection with assignments;
•	the adequacy of provisions for losses and bad debts;
•	the accuracy of our estimates of resources required to complete ongoing assignments; and
•	general economic conditions.

We rely on short-term engagements with most of our clients.

Because long-term engagements are not a significant part of our business, future financial results cannot be reliably predicted by considering past trends or extrapolating past results.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could be adversely impacted by several factors, some of which are outside our control, including:

•	changes in relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	our ability to accurately value certain assets, including intellectual property;
•	changes in tax laws and the interpretation of those tax laws;
•
changes to our assessments about the realizability of our deferred tax assets which are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies and our internal structure, and the economic environment in which we do business;

•	the outcome of future tax audits and examinations; and
•	changes in generally accepted accounting principles that affect the accounting for taxes.

In the ordinary course of our business, many transactions occur for which the ultimate tax determination is uncertain.  Significant judgment is required in determining our worldwide provision for income taxes.  The final determination could be materially different from our historical tax provisions and accruals.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

We are subject to periodic federal, state, and local tax audits for various tax years.  Although our attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on us.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

Our management, including our Chief Executive Officer, who is currently acting also as our and interim Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and fully eliminate the possibility of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within 6D Global have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

Our business is dependent upon maintaining our reputation, our relationships, and our performance.

The reputation and relationships that we have established and currently maintain with our customers are important to maintaining existing business and identifying new business.  If our reputation or relationships were damaged, it could have a material adverse effect on our operations.  In addition, if our performance does not meet our customers’ expectations, our revenues and operating results could be materially harmed.

We may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

See the “Liquidity and Capital Resources” portion of the MD&A in this report.

We face certain risks in collecting our trade accounts receivable.

We generate a significant amount of trade accounts receivable from our customers.  Delays or defaults in payments owed to us could have a material adverse effect on our financial condition and results of operations.  Factors that could cause a delay or default include business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to customers in high-risk sectors such as the financial services industry, and declines in the credit worthiness of our customers.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing.  And, our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors.  If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution.

The financial markets may experience significant turmoil, which may negatively impact our liquidity and our ability to obtain financing.

If we attempt to obtain financing, financial market turmoil could negatively impact our ability to obtain such financing on favorable terms.

Our Chairman of the Board has significant voting power and may effectively control the outcome of any stockholder vote.

Tejune Kang, current Chairman of the Board of Directors, Chief Executive Officer and Principal Financial Officer of the Company holds, in the aggregate, approximately 30.2% of the outstanding shares of our common stock as of November 10, 2014.  As a result, Mr. Kang has the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of 6D Global, even if such a change in control would benefit other investors.

The largest holder of our common stock has significant voting power and may effectively control the outcome of any stockholder vote.

NYGG (Asia), Ltd. holds, in the aggregate, approximately 46.2% of the outstanding shares of our common stock as of November 10, 2014.  As a result, NYGG (Asia) has the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of 6D Global, even if such a change in control would benefit other investors.

Our recent increase in our authorized shares of common stock could result in future dilution of our common stock.

Our increase in the number of authorized shares of common stock to 160,000,000 in September 2014 allows us to issue many more shares of common stock.  If we sell additional equity, those sales could result in additional dilution to our stockholders.

Our stock is currently listed on the Nasdaq Stock Market and is trading on the OTCQB market. We have applied for the trading of our common stock on the Nasdaq Stock Market.

The Company has applied for the trading of our common stock on the Nasdaq Stock Market. Our stock is currently listed on the Nasdaq Stock Market and is not yet trading on the Nasdaq Capital Market and there is a limited trading volume for our common stock on the OTCQB.  Our common stock, which currently trades on the OTCQB, does not have substantial trading volume.  As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.  Because of the limited trading volume in our common stock and the price volatility of our common stock, stockholders may be unable to sell their shares of common stock when they desire or at the price they desire.  The inability for our stockholders to sell their shares in a declining market because of such illiquidity or at a price they desire may substantially increase their risk of loss.  In addition, not trading on the Nasdaq Capital Market could materially adversely affect our ability to raise capital on terms acceptable to us or at all and could adversely affect institutional investor interest.

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	announcements or press releases relating to the digital marketing sector or to our business or prospects;
•	additions or departures of key personnel;
•	regulatory, legislative or other developments affecting us or the digital technology industry generally;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	volume and timing of customer contracts;
•	industry developments;
•	economic and other external factors; and;
•	changes period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also significantly affect the market price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Effective September 29, 2014, we appointed Mr. Tejune Kang as our Chairman of the Board of Directors, Chief Executive Officer and interim Chief Financial Officer.  Although we have not entered into a written employment agreement with Mr. Kang we have agreed to pay Mr. Kang an annual salary of $84,000 and the opportunity to receive periodic bonuses in the future at the discretion of our Compensation Committee.  All components of Mr. Kang’s compensation arrangement, including base salary and bonuses, will be subject to regular review by the Compensation Committee.  Mr. Kang will be entitled to participate in 6D’s equity incentive plans (if any and as administered by the Compensation Committee), as well as other 6D benefit and perquisite plans and policies in accordance with their terms as in effect from time to time, on the same basis as such benefits are generally made available to other executive officers of 6D. Mr. Kang is not currently entitled to any benefits upon a change of control of 6D or as the result of his death, disability or termination without cause.

ITEM 6.  EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

6D Global Technologies, Inc.

November 12, 2014	By:	/s/ Tejune Kang
Tejune Kang, Chief Executive Officer
(Principal Financial Officer)