Form 10-K
period 2014-12-31
6D Global Technologies, Inc
filed 2015-03-30
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual Period Ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 001-35002

6D GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0516425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17 State Street, Suite 2550, New York, NY 10004
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

Number of common shares outstanding at March 19, 2015: 78,175,617.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2015 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements.  The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Six Dimensions," “6D Global,” the “Company,” “we,” “us,” and “our” refer to 6D Global Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

Item 1 - Business

Company Background

6D Global is a digital business solutions company serving the digital marketing and technology needs of top tier organizations using enterprise-class technologies worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers.  Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions.  In addition, we provide digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

Company history

CleanTech Innovations Inc. (“CleanTech”) was incorporated on May 9, 2006, in the State of Nevada.  Through its wholly owned operating subsidiaries in China, Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd., CleanTech designed, manufactured, tested and sold structural towers for on-land and off-shore wind turbines.  On September 29, 2014, CleanTech consummated an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Six Dimensions, Inc., a Nevada corporation formerly known as Initial Koncepts, Inc. (“Six Dimensions”).  Six Dimensions was originally incorporated as Initial Koncepts, Inc. in the State of California in February 2004.  On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California LLC and changed its name to Six Dimensions, LLC.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.  Pursuant to the Exchange Agreement, CleanTech acquired all of the issued and outstanding capital stock of Six Dimensions in exchange for shares of common stock of CleanTech at an exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions common stock (the “Exchange”).  Following the issuance of the Exchange Shares, Six Dimensions became a wholly-owned subsidiary of the Company and Six Dimensions’ shareholders owned approximately fifty percent (50%) of the Company’s outstanding Common Stock.  Accordingly, the Exchange represented a change in control of the Company.  Simultaneous with the Exchange, CleanTech completed a private placement equity offering.  In conjunction with the Exchange, CleanTech converted into a Delaware corporation, whereby it changed its name to 6D Global Technologies, Inc. and increased the number of its authorized shares of capital stock from 28,985,507 to 160,000,000 shares, of which 150,000,000 shares were designated common stock, par value $0.00001 per share (the “Common Stock”) and 10,000,000 shares were designated preferred stock, par value $0.00001 per share (the “Preferred Stock”).

On September 29, 2014, in connection with the Exchange, NYGG (Asia) Ltd. (“NYGG Asia”), CleanTech’s largest creditor, pursuant to a Debt Conversion Agreement (“Debt Conversion Agreement”), converted all of CleanTech’s indebtedness to NYGG Asia, in the aggregate approximate amount of $16,000,000, in exchange for the issuance of 35,149,883 shares of Common Stock to NYGG Asia and the cancellation of CleanTech’s indebtedness to NYGG Asia.  The Debt Conversion Agreement further provides that CleanTech may not, without NYGG Asia’s prior written consent, issue any additional equity or debt securities or incur any additional indebtedness (other than in the ordinary course of business) for thirteen (13) months following September 29, 2014.  The conversion of debt to equity is accounted for as part of the reverse recapitalization and is reflected within the increase to stockholders equity as of September 30, 2014.

The Exchange is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes, since substantially all of CleanTech's operations were disposed of prior to the consummation of the transaction. 6D Global is treated as the accounting acquirer as its stockholders control 6D Global after the Exchange Agreement, even though CleanTech was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of 6D Global as if 6D Global had always been the reporting company and, on the date of the Exchange Agreement, changed its name and reorganized its capital stock.  Since CleanTech had no operations upon the Exchange Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by us as a result of the Exchange Agreement.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions common stock.

All references to common stock, common stock equivalents and per share amounts in these financial statements related to dates prior to August 22, 2014 have been retroactively adjusted to give effect to all reverse stock splits.

Business Strategy

6D Global offers holistic information technology (“IT”) solutions for almost every aspect of its clients’ operations from supply chain, to analytics, to content management, and information security. Our business units provide business-to-business IT solutions in the form of professional services and managed services in the IT solutions industry. 6D Global’s present portfolio of service offerings includes:

Mobile Application Development	We provide a complete range of emergent and highly consistent mobility solutions for reliable, secured, and robust mobile app development.

Digital & Content Management Systems
Our employees are certified and specialized in leading web content management platforms such as Adobe AEM / Day CQ5, ADEP, Teamsite, Drupal, WordPress, and Hybris.  We support client website initiatives with services ranging from staff augmentation to full-scale project ownership.

Big Data & Analytics
We lead projects for clients who are implementing Oracle Business Intelligence Enterprise Edition (OBIEE) and other leading business intelligence/data warehouse (BI/DW) technologies such as Informatica, Cognos, Hyperion, IBM DataStage and others.

Enterprise Resource Planning
We provide technical and subject matter experts to users of leading enterprise management systems (ERP), such as Oracle EBS, PeopleSoft, JD Edwards, and SAP for their critical implementation and upgrade projects.

The above business units contribute to our Content Management Solutions operating segment, offering our clients professional services for web content management solutions, marketing cloud solutions, mobile applications, analytics, front-end user experience and design, and marketing automation.

IT Infrastructure Staffing	We provide IT infrastructure staffing to .support our client’s needs during a time of change, growth, or increased demand on day to day operations.

The above business unit contributes to our IT Staffing operating segment, which provides our clients contract and contract-to-hire IT professional staffing services.

Addressable Market and Clients

6D Global began as an IT consultancy serving the enterprise management systems, or ERP, market – specializing primarily in the market-leading software applications vendor at that time, PeopleSoft.  We have since evolved into new focus areas, particularly since 2012, increasing the breadth of our offerings to include other essential information technology needs of today’s enterprises.  Each new practice we have launched is in a growing or emerging technology sector.

Our market today includes predominantly mid-sized to Fortune 500 commercial, nonprofit and public sector enterprises across virtually all industries, including, but not limited to, healthcare, consumer, education, government, manufacturing, and high tech.  Because organizations in virtually every sector of the economy perform or need the functions we support, we pursue opportunities across nearly all sectors and tends not to focus on niche markets.

Multi-Faceted Growth Strategy

Our five-year strategy is to significantly expand our client base in each of our present focus areas and markets.  We intend to do this by leveraging our track record of successful engagements to acquire new clients and win repeat projects with our past and current clients.  At the same time, we intend to expand our offerings with new services capabilities and software products that produce significant value for our clients and grow our brand.

Our multi-faceted product growth strategy includes:

•	Developing products in-house and building a multi-year recurring revenue offering
•	Becoming a value-added reseller (VAR) for other companies’ products
•	Acquiring products to own and sell under our brand
•	Acquiring companies or business units along with their synergistic product lines

We believe that software products will become a primary revenue source over time and expect that our growing portfolio of software products will also generate profitable demand for associated maintenance, support, implementation, consulting, and education services that we, and possibly a channel of licensees and VARs, can provide.

We hope to create innovative software products and also acquire rights to, or ownership of, exciting new products developed by other companies.  6D Labs is a new suite of services we have developed to provide clients with services they need by leveraging a wide pool of experienced Adobe CQ5 Professionals to providing flexible consulting and support.  Support and personnel are provided in an on-demand basis and can be provided for any demand or volume of work.  Unlike traditional project work, where clients may pay for significant overhead and be bound to a rigid contract, 6D Labs can provide clients with simple staff augmentation.  Additionally, 6D Labs can provide project management, requirements gathering and business analysis and testing.  6D Labs is a division within 6D Global, and is not a separate entity or business segment.

6D Global’s operating strategy also entails acquiring compelling and profitable small-to-mid-size agencies with an impressive portfolio, or building its own digital agency by hiring the best talent in disciplines such as web design/web development, search engine marketing, internet advertising, e-business/e-commerce consulting, and specialized advertising and marketing services for the digital space (Internet, kiosks, CD-ROMs, DVDs, and lifestyle devices such as iPod, tablets, and mobile devices).

Acquisitions

During the first quarter of 2015, we acquired Storycode and SwellPath LLC., both of which are highly synergistic to our current business model and customer expansion.  These acquisitions are expected to be accretive to earnings and generate sufficient cash flows to meet day-to-day operations.   Acquisitions are more fully described in Note 15 – Subsequent Events.

Storycode

On March 4, 2015 6D Global Technologies, Inc., acquired all of the issued and outstanding membership interest of Topaz Interactive, LLC, an Oregon limited liability company doing business as “Storycode” pursuant to a Securities Purchase Agreement of that date.

Storycode provides mobile development and creative design services for medium and large businesses.  Storycode creates mobile applications that feature award-winning UX (user experience) and UI (user interface) design working exclusively with the Adobe DPS platform.  Storycode was founded by accomplished entrepreneurs and technology industry executives who have over 45 years of combined experience in creative and digital marketing.  Storycode employees will join the Company as part of its expanding team of technology experts.

SwellPath

On March 20, 2015 6D Global Technologies, Inc., entered into and consummated a Securities Purchase Agreement to acquire all of the issued and outstanding shares of SwellPath, Inc., (“SwellPath”) an Oregon corporation.

SwellPath is a professional services firm that delivers analytics consulting, search engine optimization and digital advertising services to medium and large scale enterprises across North America.  SwellPath enables clients to align and maximize their digital marketing initiatives by tracking both on and offline marketing campaigns and performing more effective targeting to enhance return on investment.  SwellPath complements our overall acquisition strategy to provide a full-service digital marketing solutions offering to its clients, particularly in areas where our clients have expressed needs, while leveraging our partnership with Adobe Systems Incorporated to expand its Adobe Analytics offering.

Competition

The market for our service offerings is highly competitive and we are confronted by aggressive competition with respect to all of our service offerings.  We compete principally with systems consulting and implementation firms, boutique consulting firms that maintain specialized skills and/or geographically focused, offshore consulting and outsourcing companies, and client’s IT departments.  We believe that the principal competitive factors in our markets include ability to solve problems; ability to provide creative concepts and solutions; expertise and talent with advanced technologies; availability of resources; quality and speed of solutions; understanding of user experience; and price of solutions.  We also believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget along with our successful track record distinguishes us from our competitors.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive services to the marketplace.  We had no  Research and Development expense for the years ended December 31, 2014 and 2013.

Customers

For the years ended December 31, 2014 and 2013, we had two and one significant customer, respectively, that individually accounted for more than 10% of our total revenues.  During 2014, for one client we provided consultants to develop and install a value adding digital solution while the second client we have provided additional staff to the client to support their IT department.  Our sales to our top five customers accounted for approximately 52% and 41% of revenues for the years ended December 31, 2014 and 2013, respectively.

Employees

For the years ended December 31, 2014 and 2013, we had 53 and 36 employees, respectively, all of which were employed on a full-time basis, and none of which were unionized.

Item 1A. – Risk Factors

The following discussion of risk factors contains forward-looking statements.  These risk factors may be important to understanding any statement in this Form 10-K or elsewhere.  The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of 6D Global can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below.  Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition.  Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Digital Marketing Business (Content Management Systems)

We rely on the availability of licenses to third-party software and other licensed intellectual property.

Many of our products and services utilize software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business.  This exposes us to risks over which we may have little or no control.  For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us or our clients.  Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses, or seek new licenses relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees.  These licenses may not be available on acceptable terms, if at all.  The inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, could result in delays in releases of products and services and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business.  Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors.  Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our future performance depends in part on support from independent software vendors, system integrators and other third-party software developers.

We depend on independent software vendors, system integrators and other third-party software vendors to create applications that will integrate with our own products and services.  This presents certain risks to our business, including that:

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

If we do not attract and retain qualified professional staff, we may be unable to adequately perform our client engagements and could be limited in accepting new client engagements.

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

The market for our consulting services and the technologies used in our solutions is prone to fluctuation with economic cycles — particularly in the United States, where we earn the majority of our revenues.  During economic cycles in which companies experience financial difficulties or uncertainty, clients and potential clients may cancel or delay spending on marketing, technology and other business initiatives, which could result in reduced demand for our services, assignment cancellations or delays, lower revenues and operating margins resulting from price reduction pressures for our services, and payment and collection issues with our clients.  Our efforts to down-size in a manner intended to mirror downturned economic conditions, could be delayed and costly, and could also result in us having inadequate people resources as economic conditions improve.  Any of these events could materially and adversely impact our business, financial condition and results of operations.

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

The services that we offer to clients may infringe the intellectual property (“IP”) rights of third parties and result in legal claims against our clients and us.  These claims may damage our reputation, adversely impact our client relationships and create substantial liability for us.  Moreover, we generally agree in our client contracts to indemnify the clients for expenses or liabilities they incur as a result of third party IP infringement claims associated with our services, and the resolution of these claims, irrespective of whether a court determines that our services infringed another party’s IP rights, may be time-consuming, disruptive to our business and extraordinarily costly.  Finally, in connection with an IP infringement dispute, we may be required to cease using or developing certain IP that we offer to our clients.  These circumstances could adversely impact our ability to generate revenue as well as require us to incur significant expense to develop alternative or modified services for our clients

We may be unable to protect our proprietary methodology.

Our success depends, in part, upon our proprietary methodology.  We rely upon a combination of trade secrets, nondisclosures and other contractual arrangements.  We enter into confidentiality agreements with our employees, contractors, vendors and clients, and limit access to and distribution of our proprietary information.  We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information.

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

Risks Related to our Temporary Employee Staffing Business (IT Staffing Business)

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

Risks Related to Our Business Generally

Our markets are highly competitive and we may not be able to continue to compete effectively.

The markets for the services we provide are highly competitive, rapidly evolving, and subject to rapid technological change.  We compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments.  Other competitors include boutique consulting firms that maintain specialized skills or are geographically focused.  Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential vendor relationships, greater financial resources, sales and marketing organizations, market penetration, and research and development capabilities, as well as broader product offerings, greater market presence, and name recognition.  We may face increasing competitive pressures from these competitors.  This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues, or generate net income.

In addition, a significant amount of information technology services are being provided by lower-cost non-domestic resources.  The increased utilization of these resources for U.S.-based projects could result in lower revenues and margins for U.S.-based information technology companies.   Our ability to compete utilizing higher-cost domestic resources and/or our ability to procure comparably priced offshore resources could adversely impact our results of operations and financial condition.

In addition, there are relatively low barriers to entry in these markets.  Therefore, new entrants may compete with us in the future.  For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners, that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

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

Also, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results

We may be unable to achieve anticipated benefits from the Exchange.

The Exchange involved changing our name and transitioning our core business.  We are devoting significant management attention and resources to transitioning 6D Global.  However, the Exchange may present certain risks to our business and operations including, among other things, risks that:

•	the transition of our core business may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	we may be unable to avoid unforeseen increased expenses associated with the Exchange;

•	there may be unanticipated changes in the markets for our core business;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers;

•	there may be unanticipated downturns in business relationships with customers; and

•	there may be increases in the cost of material, energy and other production costs, or unexpected costs that cannot be recouped in product pricing.

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

Acquisitions could have negative consequences, which could harm our business.

As discussed in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Business,” part of our business strategy entails acquiring companies or business units along with their synergistic product lines.  This strategy could require significant capital infusions and could involve many risks including, but not limited to, the following:

•
difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes and operations, including product delivery, order management, and information systems;

•
difficulty in forming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over financial reporting and information systems of the acquired company;

•	diversion of management’s attention and disruption of ongoing business;
•
difficulty in combining service and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•	loss of management, sales, technical or other key personnel;
•	revenue from the acquired companies not meeting our expectations, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;
•
delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, sales, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

•	incurring amortization expense related to intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•	dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity awards issued by the acquired company;
•	overpayment for any acquisition or investment or unanticipated costs or liabilities;
•	responsibility for the liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and
•	incurring substantial write-offs, restructuring charges, and transactional expenses.

Our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations. Further, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based.  Future transactions could cause our financial results to differ from expectations of market analysts or investors for any given quarter, which could, in turn, cause a decline in our stock price.

The loss of one or more of our key personnel could harm our business.

Our success depends in large part upon the continued services of a number of key personnel, including our Chief Executive Officer.  The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.  Our employment arrangements with key personnel provide that employment is terminable at will by either party.  Competition for such personnel is intense.  If our key personnel resign to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients or employees to any such competitor could have a material adverse effect on our business, financial condition and results of operations.  We cannot be certain that any agreements we require our employees to enter into will be effective in preventing them from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.

We may not be able to recognize revenue in the period in which our services are performed, which may contribute to fluctuations in our revenue and margins.

We provide our services primarily under time-and-materials contracts.  All revenue is recognized pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”).  These principles require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from quarter to quarter.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our operating expenses, particularly salary expenses, rent, depreciation expenses and amortization of purchased intangible assets, are fixed in advance of any particular quarter.  As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our assignments, may cause significant variations in operating results in any particular quarter, and could have a material adverse effect on operations for that quarter.

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

We rely on short-term engagements with most of our clients, and our clients may terminate their contracts with short notice.

Most of our customer relationships are not exclusive and most of our contracts may be terminated by our clients with limited advance notice and without significant penalty.  Our customers can reassess their commitments to us at any time in the future and/or develop their own competitive services.  Accordingly, our business agreements with these customers may not reduce the risk inherent in our business that customers may terminate their relationships with us in favor of relationships with our competitors, or for other reasons, or might not meet their contractual obligations to us.  A client’s termination of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s assignment.  We may be required to maintain underutilized employees who were assigned to terminated contracts.  The unexpected cancellation or significant reduction in the scope of any of our large assignments, or client termination of one or more recurring revenue contracts, could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to maintain sufficient cash flow or borrowing capacity to support operations, and we cannot be certain that additional financing will be available on reasonable terms when required, or at all.

We may require additional financing from time to time to implement our growth strategy.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us.  Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our Common Stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders.  If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition could be adversely affected.

Risks Related to our Common Stock

Our Chairman of the Board and Chief Executive Officer has significant voting power and may effectively control the outcome of any stockholder vote.

Tejune Kang, current Chairman of the Board of Directors and Chief Executive Officer of 6D Global holds, in the aggregate, approximately 29.7% of the outstanding shares of our common stock for the year ended March 19, 2015.  As a result, Mr. Kang has the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of 6D Global, even if such a change in control would benefit other investors.

The largest holder of our common stock has significant voting power and may effectively control the outcome of any stockholder vote.

NYGG (Asia), Ltd. holds, in the aggregate, approximately 45.0% of the outstanding shares of our common stock for the year ended March 19, 2015.  As a result, NYGG (Asia) has the ability to substantially influence and, in some cases, may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of 6D Global, even if such a change in control would benefit other investors.

Our stock price may be volatile, which could result in substantial losses for investors.

Our common stock does not have substantial trading volume.  As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.  Because of the limited trading volume in our common stock and the price volatility of our common stock, stockholders may be unable to sell their shares of common stock when they desire or at the price they desire.  The inability for our stockholders to sell their shares in a declining market because of such illiquidity or at a price they desire may substantially increase their risk of loss.

Item 1B. – Unresolved Staff Comments

None

Item 2. – Properties

Our principal executive offices are located in New York, New York in segregated offices comprising an aggregate of approximately 2,254 square feet.  We are occupying our offices under a 60-month lease that provides for monthly lease payments of $18,404 and a $110,422 letter of credit serving as a security deposit.  All of the facilities used by us are used to house administrative, marketing and professional services personnel.  We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our needs.

The following table sets forth certain information regarding our leased facilities as of December 31, 2014:

Location	Size (Square Feet)
Cincinnati Ohio (1)	4,473
New York, New York (2)	2,254
Pleasanton, California (3)	1,179

(1)
This facility is leased pursuant to a 60-month lease that expires in September 2018 and provides for monthly payments of $4,473 and annual increases of approximately 3% commencing on the anniversary date of the initial lease.

(2)
This facility is leased pursuant to a 60-month lease that expires in August 2018 and provides for monthly payments of $18,404.  We have sub-leased a portion of this lease for $10,000 per month to an unrelated party for a 24 month period expiring in February 2016.

(3)
This facility is leased pursuant to a 36-month lease that expires in August 2018 and provides for monthly payments of $3,266 and annual increases of approximately 3% commencing on the anniversary date of the initial lease.

Item 3. – Legal Proceedings

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Item 4. – Mine Safety Disclosures

Not applicable.

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ Capital Market in December 2014 under the symbol “SIXD”.  Prior thereto, our common stock traded on the OTCQB Marketplace operated by the OTC Markets Group Inc. (the “OTCQB”).  The following table sets forth the high and low closing sales prices of our common stock for the periods indicated.  Information from the commencement of trading on the NASDAQ through the year ended December 31, 2014 is the high and low closing sales prices of our common stock based upon reports of transactions on the NASDAQ Capital Market.  Information for all periods prior thereto is the high and low last sales prices of our common stock on the OTCQB based upon information provided by the OTC Markets Group, Inc.   Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	-	-
Second Quarter	-	-
Third Quarter	$8.30	$7.00
Fourth Quarter	$8.50	$4.50

As of March 19, 2015, the closing price of our common stock, as reported by the NASDAQ Capital Market was $8.55 per share.

Holders

As of March 19, 2015 we had approximately 192 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividend on our common stock.  We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors with knowledge of conditions then-existing, including factors such as our results of operations, financial conditions and requirements, business conditions and covenants under any applicable contractual arrangement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. – Selected Financial Data

Not applicable.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

6D Global is a digital business solutions company serving the digital marketing and technology needs of top tier organizations using enterprise-class technologies worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers. Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions.  In addition, we provide digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

6D Global offers holistic information technology (“IT”) solutions for almost every aspect of its clients’ operations from supply chain, to analytics, to content management, and information security.  6D Global began as an IT consultancy serving the enterprise management systems, or ERP, market – specializing primarily in the market-leading software applications vendor at that time, PeopleSoft.  We have since evolved into new focus areas, particularly since 2012, increasing the breadth of our offerings to include other essential information technology needs of today’s enterprises.  Each new practice we have launched is in a growing or emerging technology sector.  Currently, 6D Global’s business units provide business-to-business IT solutions in the form of professional services and managed services in the IT solutions industry.  6D Global’s present portfolio of service offerings includes: Mobile Application Development; Digital & Content Management; Big Data Analysis; Enterprise Resource Planning; and IT Infrastructure Staffing.  We predominantly provide our services under time-and-material contracts and recognize revenues as services are provided.

Our market today includes predominantly mid-sized to Fortune 500 commercial, nonprofit and public sector enterprises across virtually all industries, including, but not limited to, healthcare, consumer, education, government, manufacturing, and high tech. Because organizations in virtually every sector of the economy perform or need the functions we support, we pursue opportunities across nearly all sectors and tends not to focus on niche markets.  Our contractual arrangements can vary in length of time based on our client’s requirements and our services are extended on regular basis as client’s needs change and grow.  We continually recruit to increase our workforce and enhance our ability to staff existing and new contracts.  The effectiveness of our utilization of the workforce and continued investment in future growth may impact overall results.

On September 29, 2014, CleanTech consummated a share exchange (the “Exchange”) with Six Dimensions, Inc. pursuant to the Agreement and Plan of Share Exchange, dated as of June 13, 2013 between CleanTech, Six Dimensions and the shareholders of Six Dimensions.  The Exchange is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes, since substantially all of CleanTech's operations were disposed of prior to the consummation of the transaction.  6D Global is treated as the accounting acquirer as its stockholders control 6D Global after the Exchange Agreement, even though CleanTech was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of 6D Global as if 6D Global had always been the reporting company and, on the date of the Exchange Agreement, changed its name and reorganized its capital stock.  Since CleanTech had no operations upon the Exchange Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by us as a result of the Exchange Agreement.

On September 29, 2014, in connection with the Exchange, we completed a private placement equity offering to accredited investors from which we received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.  On November 21, 2014, 6D Global completed an additional private placement equity offering to accredited investors from which we raised $1,052,498 in gross proceeds, and issued 508,453 shares of common stock of Common Stock.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes.  Note 2, “Significant and Critical Accounting Policies and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes.

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

In accordance with U.S. GAAP guidance, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations.

For fixed price service arrangements we apply the proportional performance model to recognize revenue.  When customer acceptance provisions exist, we are generally able to reliably demonstrate that the service meets, or will meet upon completion, the customer acceptance criteria.  If circumstances exist which prevent us from verifying compliance with the acceptance provisions until the service has been completed, revenue is not recognized until compliance can be verified.

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in our consolidated balance sheets.

The Company may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services.  Amounts in deferred revenue are realized when the services are performed and the criteria noted above are met.

Allowance for Doubtful Accounts

Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay.  The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.  Although we believe the estimates we have made are reasonable, because they are based on estimates and judgment, they are inherently uncertain.  We have not experienced any significant adjustments however unknown factors or changes in the economy may affect our client’s ability to process payments timely in the future.

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) Transfer of ownership; (b) Bargain purchase option; (c) The lease term is equal to 75 percent or more of the estimated economic life of the leased property; (d) The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

Income Taxes

We account for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities of the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The U.S. GAAP guidance for income taxes prescribes a two-step approach for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step measure the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. U.S. GAAP also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosers and transition.  Under U.S. GAAP, we may recognize a previously unrecognized tax benefits if the tax position is effectively (rather than “ultimately”) settled through examination, negotiation or litigation.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues, and new audit activity.  Any changes in these factors could result in changes to a tax benefit or tax provision.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following table sets forth the summary statements of operations for the periods indicated:

	Years Ended December 31,
	2014	2013	Increase/(Decrease)

Revenues	$11,797,813	$9,640,286	$2,157,527
Cost of revenues	7,425,857	6,514,040	911,817
Gross Margin	4,371,956	3,126,246	1,245,710
Operating Expenses	3,878,075	3,789,228	88,847
Other Expense, net	(184,571)	(149,581)	(34,990)
Income Tax Benefit	(161,255)	-	(161,255)
Net Income (Loss)	$470,565	$(812,563)	$1,283,128

Revenues

Our revenue increased by approximately 22% to $11,797,813 during the year ended December 31, 2014, from $9,640,286 during the year ended December 31, 2013.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts that we had with our current clients as well as with newly added clients.  We continue to expand our services being offered and our sales and marketing efforts continue to lend to our ability to win more business.  The relevance of our service offerings in today’s market as well as our focus on growth continues to drive increases in our client base and sales results.

Gross Margin

Our gross profit margin was 37% during the year ended December 31, 2014 as compared to 32% during the year ended December 31, 2013.  The increase in gross margin is due to a change in product mix to professional services and project-based work in digital markets that realize higher gross margins, versus staffing solutions and service in other markets.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses consisting primarily of compensation and related costs for personnel and costs related to our facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publically traded company.

Our operating expenses increased by 2% during the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The overall $88,847 increase in operating expenses was primarily attributable to the following increases (decreases) in operating expenses:

•	A decrease in compensation and related expenses of $538,007, primarily due to a reduction in high salaried employees at the start of 2014.
•
An increase of selling, general and administrative expenses of $626,853, primarily due to an increase of one-time professional fees of $356,776 related to the services provided to complete the Exchange and to be listed on the NASDAQ Capital Market.

•
An additional increase of $92,375 in professional fees was related to the use of experts, consultants, accounting firms and legal firms to assist with company activities related to being a publicly traded company, in addition to increased insurance cost.  These fees included services related to preparing public filings and other activities associated with being a publicly traded company.

•
An increase in costs relating to travel, sales activity, and marketing associated with efforts to grow the business, partially offset by a reduction of certain office expenses, supplies, and systems costs.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases, loss on debt extinguishment and other income.

Other expenses, net increased by $34,990 to $184,571 for the year ended December 31, 2014 as compared to other expense, net of $149,581 during the year ended December 31, 2013.  For the year ended December 31, 2014, other expenses, net consisted of $147,069 interest expense, $57,502 in loss on debt extinguishment and $20,000 of other income.  For the year ended December 31, 2013 other expenses, net consisted of $154,420 in interest expense, $4,817 of realized gain on the sale of marketable securities and $22 in miscellaneous income.

Income Taxes

For the year ended December 31, 2013, we were organized as a California LLC, and elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended and applicable state statutes.  As a result of our S-Corporation status, the income of 6D Global flowed through to the stockholders, and was taxed at the individual, rather than the corporate, level.  Accordingly, we had no tax liability at the federal level (with limited exceptions) during the period that the S-Corporation election was in effect.  In addition, we elected to be treated as a Subchapter S-Corporation for corporate income tax purposes.  This treatment imposed individual income taxes on our stockholder’s respective shares of corporate profits, and resulted in a significantly reduced corporate-level state income tax.

The income allocable to each stockholder is subject to examination by federal and state taxing authorities.  In the event of an examination of the income tax returns of our stockholders, the tax liability of the stockholders could be changed if an adjustment in the income is ultimately determined by the taxing authorities.

In conjunction with our reorganization from a California LLC to a Nevada C-Corporation, effective June 27, 2014, we became subject to federal and state income taxes and had to recognize income tax expense and deferred taxes for financial statement purposes.  As a result, we recorded an income tax benefit as a deferred tax asset of $161,255, principally accounting for the difference in financial reporting and tax reporting as it relates to the deductibility of expenses and depreciation.  Minimum franchise taxes assessed by states and local agencies are reported in selling, general and administrative expenses in the statement of operations.

For certain transactions, we may be subject to accounting methods for federal income tax purposes that differ significantly from the accounting methods used in preparing our financial statements in accordance with U.S. GAAP.  Accordingly, the taxable income of 6D Global reported for federal income tax purposes may differ from the net income set forth in these financial statements.

Net Income (Loss)

For the foregoing reasons, we had net income of $470,565 for the year ended December 31, 2014, or $0.01 per share (basic and diluted), as compared to a net loss of $812,563 for the year ended December 31, 2013, or ($0.02) per share (basic and diluted).

Liquidity and Capital Resources

Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014 compared to December 31, 2013:

	As of
	December 31, 2014	December 31, 2013	Increase/(Decrease)

Current Assets	$6,594,456	$1,302,536	$5,291,920
Current Liabilities	$2,001,869	$2,328,103	$(326,234)
Working Capital (Deficit)	$4,592,587	$(1,025,567)	$5,618,154

For the year ended December 31, 2014, we had a cash balance of approximately $4,888,797 and working capital of $4,592,587.  For the year ended December 31, 2013, we had a cash balance of $5,611 and a working capital deficit of $1,025,567.

In 2014, we financed our day-to-day operations and capital expenditures with cash flows from operations and the proceeds from multiple private placements.  We expect these sources of income to be sufficient to cover cash needs for working capital and general corporate purposes, including current liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, expansion of our office locations related to growth of the business and acquisitions.  We also expect to continue to incur additional expenses as a result of operating as a public company including costs to comply with rules and regulations applicative to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.  In addition, as a public company, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

During the first quarter of 2015, we made acquisitions which are expected to be accretive to earnings and generate sufficient cash flows to meet day-to-day operations.  Further, we are targeting, and will continue to target, potential acquisitions that will be accretive in nature and that we anticipate will generate cash from operations.  We continually evaluate our ability to raise capital through additional private placement equity offerings or through a registered offering.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

Liquidity

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2014 and 2013:

Summary Cash Flows for the Years Ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013	Increase/(Decrease)

Net cash provided by (used in) operating activities	$527,749	$(713,283)	$1,241,032
Net cash used in investing activities	$(61,570)	$(187)	$(61,383)
Net cash provided by financing activities	$4,417,007	$640,901	$3,776,106

Cash Provided by (Used In) Operating Activities

Cash provided by (used in) operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, amortization of debt issuance costs, realized gains on sale of marketable securities, loss on debt extinguishment, deferred tax benefit, deferred rent and interest earned on restricted cash, as well as the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $527,749 for the year ended December 31, 2014 compared to cash used in operating activities of $713,283 for the year ended December 31, 2013.  The change is principally attributable to net income of $470,565 for the year ended December 31, 2014 as compared to a net loss of $812,563, an increase of $198,824 in accounts receivable due to the increase in sales and the timing of client payments, which are monitored by us on a regular basis, an increase in depreciation and amortization to $82,342 due to the purchase of system software and computer equipment, an increase in deferred tax benefits of $161,255 due to the recording of a tax asset booked due to the Company’s conversation to a Nevada C-Corporation, and an increase of $220,985 in accounts payable and accrued liabilities due to the increase in professional fees during the fourth quarter for the year ended December 31, 2014.

Cash Used in Investing Activities

Cash used in investing activities primarily consists of the purchase of property and equipment and loans to related parties.

Cash used in investing activities increased from $187 for the year ended December 31, 2013 to $61,570 for the year ended December 31, 2014, is primarily attributable to the repayment of loans to related parties of $46,433 and the purchase of property and equipment of $15,137.

We expect to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in 2015 and thereafter.  However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend cash on acquisitions and other investments from time to time.  We anticipate that these acquisitions will accelerate revenue growth, provide cost synergies, and generally enhance the breadth and depth of our expertise and service offerings, but no assurances can be made that we will recognize any such benefits.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from borrowings on lines of credit, proceeds from and repayments of our factor agreement, proceeds from private placements of equity, the issuance and repayment of promissory notes, and capital leases.

Cash provided by financing activities was $4,417,007 for the year ended December 31, 2014 compared to cash provided by financing activities of $640,901 for the year ended December 31, 2013.  The change is principally attributable to multiple private placement equity offerings to accredited investors for which the Company received net proceeds of $4,798,553 net of costs related to the raising of capital.  On September 29, 2014, we completed a private placement of 2,201,031 shares of our Common Stock from which we received $4,556,100 in gross proceeds.  On November 21, 2014, we completed a private placement of 508,453 shares of our Common Stock from which we received $1,052,498 in gross proceeds.  For the year ended December 31, 2014, we paid $11,320,036 and received $11,283,679 on our factor agreement and paid $261,600 on notes payable. For the year ended December 31, 2013, we paid $6,629,950 and received $6,883,286 in proceeds on our line of credit, paid $3,420,290 and received $3,526,410 on our factor agreement and received $375,000 proceeds on notes payable.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Contractual Obligations

The following table lists our contractual obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations	Total	2015	2016	2017	2018	Thereafter

Capital Lease Obligations	$187,584	$64,549	$54,617	$41,232	$27,186	$-
Notes payable	60,020	6,600	6,600	6,600	6,600	33,620
Operating Lease Obligations	988,446	295,336	240,798	260,633	191,679	-
Total	$1,236,050	$366,485	$302,015	$308,465	$225,465	$33,620

Recent Accounting Pronouncements

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

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-17, “Business Combinations (Topic 805) Pushdown Accounting a consensus of the FASM Emerging Issues Task Force.”  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs.  An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity.  If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event.  An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections.  If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The amendments in this ASU 2014-17 became effective on November 18, 2014 and are not expected to have a material impact on the financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  The amendments in this Update eliminate from U.S. GAAP the concept of extraordinary items.  The FASB concluded that the amendments in this Update will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  The amendments in this ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material impact on the financial statements.

Related Party Transactions

6D Global had a loan outstanding to its largest stockholder with a balance of $410,130 as of December 31, 2013.  During the year ended December 31, 2014, the loan balance of $456,563 was eliminated as we treated the loan balance as a stockholder distribution. No amounts were due from the related party at December 31, 2014.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. – Financial Statements and Supplementary Data

The consolidated financial statements of 6D Global and its subsidiaries specified by this Item 8 together with the reports thereon of BDO USA, LLP and Li & Company, PC are presented following Item 15 of this Annual Report on Form 10-K.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 22, 2014, 6D Global Technologies, Inc., with the approval of the Audit Committee of the Board, engaged BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm.

Marcum LLP (“Marcum”) had been previously engaged, at separate times from Li and Company, PC “(Li & Co.”), as the independent accounting firm of Six Dimensions while it was a privately-held company and the acquirer, for accounting purposes, under the Exchange.  On October 24, 2014, Six Dimensions notified and confirmed with Marcum that it had been dismissed as the independent accounting firm of Six Dimensions.  Marcum was never engaged as 6D Global’s independent registered public accounting firm at any time nor had Marcum had not issued any financial reports related to 6D Global prior to its dismissal.

Li & Co. had been previously engaged, at separate times from Marcum, as the independent accounting firm of Six Dimensions while it was a privately-held company and the acquirer, for accounting purposes, under the Exchange.  On October 24, 2014 Six Dimensions notified Li & Co. that it had been dismissed as the independent accounting firm of Six Dimensions.  Li & Co. was not engaged as 6D Global’s’ independent registered public accounting firm at any time.  The report of Li & Co. on Six Dimensions’ consolidated financial statements for the fiscal years ended December 31, 2013 raised substantial doubt about Six Dimensions’ ability to continue as a going concern, noting that Six Dimension had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the year then ended.  The reports of independent registered public accounting firm Li & Co. regarding Six Dimensions’ financial statements for the fiscal years ended December 31, 2013 did not contain any other adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A. – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control problems or acts of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the annual period covered by this report.  The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  As discussed elsewhere in this Annual Report on Form 10-K, pursuant to the Exchange Agreement by which Six Dimensions, for accounting purposes, acquired CleanTech occurred on September 29, 2014.  Prior to the Exchange Agreement, Six Dimensions was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Rule 13a-15 under the Exchange Act.  Our design of public company internal controls over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel.  As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2014.

Based on the foregoing and as permitted by Section 215.02 of the SEC’s Compliance and Disclosure Interpretations, management is excluding its assessment of internal control over financial reporting for the year ended December 31, 2014.  Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. – Other Information

None

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2014.

Item 11. – Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2014.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year fiscal ended December 31, 2014.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year fiscal ended December 31, 2014.

Item 14. – Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the year fiscal ended December 31, 2014.

PART IV

Item 15. – Exhibits, Financial Statement Schedules

3.1(1)	Certificate of Incorporation

3.2 (1)	Bylaws

10.1 (2)	Divesture and Exchange Agreement, dated June 11, 2014, by and among the Company and Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu and Dianfu Lu

10.2 (2)	Escrow Agreement, dated June 11, 2014, by and among the Company, Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu and Dianfu Lu., and Holland & Knight, LLP

10.3 (2)	Forbearance and Waiver Agreement, dated June 11, 2014, by and between the Company and NYGG (Asia) Ltd., dated June 11, 2014

10.4 (2)	Release and Waiver Agreement, dated June 11, 2014, by and among NYGG (Asia), Ltd., and Liaoning Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd.

10.5 (3)	Agreement and Plan of Share Exchange, dated June 13, 2014, by and among CleanTech Innovations, Inc., Initial Koncepts, Inc., d/b/a Six Dimensions, Inc., and Tejune Kang

10.6 (1)	Debt Conversion Agreement, dated September 29, 2014 by and between the Company and NYGG (Asia) Ltd.

10.6 (4)	Form of Subscription Agreement, dated September 29, 2014, by and between the Company and the subscribers on the signature pages thereto.

10.7 (4)	Form of Subscription Agreement, dated November 13, 2014, by and between the Company and the subscribers on the signature pages thereto.

21.1*	Subsidiaries

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 1, 2014.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2014.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.

* Filed Herewith

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

6D Global Technologies Inc.

Dated: March 30, 2015	By:	/s/ Tejune Kang
Tejune Kang, Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tejune Kang his true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tejune Kang	March 30, 2015
Tejune Kang, Chief Executive Officer (Principal Executive Officer)

/s/ Mark Szynkowski	March 30, 2015
Mark Szynkowski, Chief Financial Officer (Principal Financial Officer)

/s/ Adam Hartung	March 30, 2015
(Director)

/s/ David S. Kaufman	March 30, 2015
(Director)

/s/ Terry McEwen	March 30, 2015
(Director)

/s/ Anubhav Saxena	March 30, 2015
(Director)

6D GLOBAL TECHNOLOGIES INC.

  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
6D Global Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of 6D Global Technologies, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 6D Global Technologies, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
New York, New York
March XX, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
6D Global Technologies, Inc.
(Formerly Initial Koncepts, Inc.)

We have audited the accompanying balance sheet of 6D Global Technologies, Inc. (formerly Initial Koncepts, Inc.) (the  “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
June 3, 2014

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$4,888,797	$5,611
Accounts receivable	1,316,448	1,117,624
Unbilled revenues	62,049	131,844
Deferred tax assets	161,255	-
Prepaid expenses and other current assets	165,907	47,457
Total Current Assets	6,594,456	1,302,536

Property and Equipment, net	154,917	183,841

Other Assets
Restricted cash	110,699	110,499
Security deposits	24,075	48,707
Due from related party	-	410,130
Total Other Assets	134,774	569,336

Total Assets	$6,884,147	$2,055,713

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$1,039,301	$818,316
Due to factor	833,938	870,295
Current maturities of capital lease liability	53,610	52,892
Deferred revenue	68,420	-
Current maturities of notes payable	6,600	586,600
Total Current Liabilities	2,001,869	2,328,103

Long-Term Liabilities
Capital lease liability, net of current maturities	111,130	131,348
Notes payable, net of current maturities	53,420	60,020
Security deposit payable	30,000	-
Deferred rent	55,429	73,192
Total Long-Term Liabilities	249,979	264,560

Total Liabilities	$2,251,848	$2,592,663

Commitment and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, par value $0.00001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.00001; 150,000,000 shares authorized as of December 31, 2014; 77,575,617 and 38,215,054 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	776	382
Additional paid-in capital	5,203,279	2,618
Accumulated deficit	(571,756)	(539,950)

Total Stockholders' Equity (Deficit)	4,632,299	(536,950)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,884,147	$2,055,713

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenues	$11,797,813	$9,640,286

Cost of revenues	7,425,857	6,514,040

Gross margin	4,371,956	3,126,246

Operating Expenses
Selling general and administrative	3,878,075	3,789,228
Operating expenses	3,878,075	3,789,228

Income (loss) from operations	493,881	(662,982)

Other income (expense)
Interest expense, net	(147,069)	(154,420)
Loss on debt extinguishment	(57,502)	-
Realized gain on sale of marketable securities	-	4,817
Other Income	20,000	22
Other expense, net	(184,571)	(149,581)

Income (loss) before income taxes benefit	309,310	(812,563)

Income tax benefit	(161,255)	-

Net income (loss)	$470,565	$(812,563)

Net income (loss) per common share - basic	$0.01	$(0.02)

Weighted average common shares - basic	48,500,156	38,215,054

Net income (loss) per common share - diluted	$0.01	$(0.02)

Weighted average common shares - diluted	48,668,720	38,215,054

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31, 2014	December 31, 2013

Net income (loss)	$470,565	$(812,563)
Other comprehensive income (loss):
Net unrealized gain on marketable securities	-	3,100
Reclassification to realized gain on sale of marketable securities	-	(4,817)
Other comprehensive loss	-	(1,717)
Comprehensive income (loss)	$470,565	$(814,280)

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Retained earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	-	$-	38,215,054	$382	$2,618	$322,585	$1,717	$327,302
Distribution to stockholders	-	-	-	-	-	(49,972)	-	(49,972)
Net loss	-	-	-	-	-	(812,563)	-	(812,563)
Change in net unrealized gain on marketable securities	-	-	-	-	-	-	(1,717)	(1,717)
Balance at December 31, 2013	-	-	38,215,054	382	2,618	(539,950)	-	(536,950)
Promissory note conversion	-	-	300,001	3	402,499	-	-	402,502
Private placements, net of issuance costs			2,859,300	29	4,798,524	-	-	4,798,553
Reverse recapitalization	-	-	36,201,262	362	(362)	-	-	-
Distribution to stockholders	-	-	-	-	-	(502,371)	-	(502,371)
Net income	-	-	-	-	-	470,565	-	470,565
Balance at December 31, 2014	-	$-	77,575,617	$776	$5,203,279	$(571,756)	$-	$4,632,299

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$470,565	$(812,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,342	39,170
Amortization of debt issuance costs	-	1,753
Realized gain on sale of marketable securities	-	(4,817)
Loss on debt extinguishment	57,502	-
Deferred Tax Benefit	(161,255)	-
Changes in operating assets and liabilities:
Deferred Revenue	68,420	-
Deferred Rent	(17,763)	73,192
Restricted Cash	(200)	(110,499)
Accounts receivable	(198,824)	(208,944)
Unbilled revenues	69,795	(123,894)
Prepaid expenses and other current assets	(118,450)	20,255
Security deposits	24,632	(22,808)
Security deposit payable	30,000	-
Accounts payable and accrued liabilities	220,985	435,872
Net Cash Provided by (Used in) Operating Activities	527,749	(713,283)

Cash Flows From Investing Activities:
Purchase of property & equipment	(15,137)	-
Proceeds from sale of marketable securities	-	27,748
Loans to related parties	(46,433)	(27,935)
Net Cash Used in Investing Activities	(61,570)	(187)

Cash Flows From Financing Activities:
Gross proceeds from line of credit	-	6,883,286
Repayments of line of credit	-	(6,629,950)
Gross proceeds from factor borrowing	11,283,679	3,526,410
Repayments of factor borrowing	(11,320,036)	(3,420,290)
Distribution to stockholders	(45,808)	(49,972)
Repayment of capital lease obligations	(57,781)	(36,983)
Proceeds from issuance of notes payable	20,000	375,000
Repayment of notes payable	(261,600)	(6,600)
Proceeds from private placements, net of issuance costs	4,798,553	-
Net Cash Provided by Financing Activities	4,417,007	640,901

Net change in cash	4,883,186	(72,569)

Cash, beginning of period	5,611	78,180

Cash, end of period	$4,888,797	$5,611

Supplemental disclosures of cash flow information:
Cash paid for taxes	$4,495	$-
Cash paid for interest	$151,041	$154,549

Supplemental disclosure of non-cash investing and financing activities:
Capital lease of computer equipment	$38,281	$182,303
Conversion of notes payable into common stock issuable	$345,000	$-
Distribution to stockholders	$456,563	$-
Line of credit paid via factor	$-	$764,175
Net unrealized gain on marketable securities	$-	$1,717
Warrant issuance in connection with private placements	$1,751,962	$-

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

6D Global Technologies, Inc. (the “Company or “6D Global”) is a digital business solutions company serving the digital marketing and technology needs of enterprise-class organizations worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers.  Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions.  In addition, the Company provides digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

As more fully described below, in September 29, 2014, CleanTech Innovations Inc. (“CleanTech”) consummated an Agreement and Plan of Share Exchange (the “Exchange Agreement” or the “Exchange”) with Six Dimensions, Inc., a Nevada corporation formerly known as Initial Koncepts, Inc. (“Six Dimensions”), whereby CleanTech acquired all of the issued and outstanding capital stock of Six Dimensions, 29,643,068 shares, in exchange for 38,664,871 shares of Common Stock (an exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions stock), and, simultaneously therewith, CleanTech completed a private placement equity offering to accredited investors.  Pursuant to this private placement, CleanTech received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock to the purchasers thereunder.  Pursuant to the Exchange Agreement, in September 2014, CleanTech converted into a Delaware corporation whereby it changed its name to 6D Global Technologies, Inc. (stock symbol: “SIXD”, website: www.6DGlobal.com), increased the number of its authorized shares of capital stock from 28,985,507 to 160,000,000 shares, of which 150,000,000 shares were designated common stock, par value $0.00001 per share (the “Common Stock”) and 10,000,000 shares were designated preferred stock, par value $0.00001 per share (the “Preferred Stock”).

Reverse Recapitalization

Six Dimensions was originally incorporated as Initial Koncepts, Inc. in the State of California on February 9, 2004.  On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California LLC and changed its name to Six Dimensions, LLC.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.

On September 29, 2014, the Company undertook the following events:

•	Converted into a Delaware corporation.
•	Changed its name to 6D Global Technologies, Inc.
•
Increased the number of its authorized shares of capital stock from 28,985,507 to 160,000,000 of which 150,000,000 shares were designated Common Stock, par value $0.00001 per share and 10,000,000 shares were designated Preferred Stock, par value $0.00001 per share.

On the same date and concurrently to the transactions described above, the Company also undertook the following transactions;

•
Share exchange - CleanTech consummated the Exchange Agreement with Six Dimensions, Inc., whereby the Company acquired all of the issued and outstanding capital stock of Six Dimensions in exchange for 38,664,871 shares of Common Stock.

•	Private placement - CleanTech completed a private placement equity offering to accredited investors. The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.
•	Debt conversion - CleanTech converted approximately $16,000,000 of debt owed to NYGG (Asia) LTD. in exchange for 35,149,883 shares of Common Stock.
•	Stock split – CleanTech shares of Common Stock were increased by 1,051,379 after a 2 for 3 reverse stock split.

The Exchange is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of CleanTech's operations were disposed of prior to the consummation of the transaction.  Six Dimensions is treated as the accounting acquirer as its stockholders control the Company after the Exchange Agreement, even though CleanTech was the legal acquirer.  As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Six Dimensions as if Six Dimensions had always been the reporting company and, on the date of the Exchange Agreement, changed its name and reorganized its capital stock.  Since CleanTech had no operations upon the Exchange Agreement taking place, the transaction was treated as a reverse recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Exchange Agreement.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 1.3 shares of CleanTech Common Stock for each one common share of Six Dimensions.

Note 2 – Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  The Company’s significant and critical accounting policies and practices are disclosed below as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for year-end financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, since they are year-end statements, the accompanying consolidated financial statements include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position for the year ended December 31, 2014 and results of operations and cash flows for the annual periods presented.  The consolidated financial statements for the year ended December 31, 2013 were derived from the audited financial statements as of that date.

Principles of Consolidation

The Company’s consolidated financial statements include all of its accounts and any intercompany balances have been eliminated in accordance with U.S. GAAP.  The Company has one subsidiary, Six Dimensions, Inc. organized as two operating segments that are combined into one reporting segment.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes.

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

The Company’s capital lease liability and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements for the years ended December 31, 2014 and 2013.

Cash

Cash consists of checking accounts, marketable securities and money market accounts.  The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash.

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

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  For the years ended December 31, 2014 and 2013, the allowance for doubtful accounts was not material.  Additionally there were no write-offs of the Company accounts receivables for the years ended December 31, 2014 or 2013.

The Company does not have any off-balance-sheet credit exposure to its customers.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)
Machinery and Equipment	1 – 3
Furniture	4 – 4.5
Software	3

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) Transfer of ownership; (b) Bargain purchase option; (c) The lease term is equal to 75 percent or more of the estimated economic life of the leased property; (d) The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Revenue Recognition

The Company provides its services primarily under time-and-materials contracts.  Revenues earned under time-and-material arrangements are recognized as services are provided.  The Company recognizes revenue from the provision of professional services when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.  Appropriate allowances for discounts are recorded concurrent with revenue recognition.

In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations.  For the years ended December 31, 2014 and 2013, the reimbursed expenses of $732,107 and $439,973 respectively, were included in revenue.

For fixed price service arrangements the Company applies the proportional performance model to recognize revenue.  When customer acceptance provisions exist, the Company is generally able to reliably demonstrate that the service meets, or will meet upon completion, the customer acceptance criteria.  If circumstances exist which prevent the Company from verifying compliance with the acceptance provisions until the service has been completed, revenue is not recognized until compliance can be verified.

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in the Company’s consolidated balance sheets.  For the years ended December 31, 2014 and 2013 the balance of unbilled revenue was $62,049 and $131,844, respectively.

The Company may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services. Amounts in deferred revenue are realized when the services are provided and the criteria noted above are met.  For the years ended December 31, 2014 and 2013, the balance of deferred revenues was $68,420 and $0, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $75,707 and $31,967 for the years ended December 31, 2014 and 2013, respectively.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive services to the marketplace.  Total research and development expense was $0 for the years ended December 31, 2014 and 2013.

Operating Expenses

Our operating expenses encompass selling, general and administrative expenses consisting primarily of compensation and related costs for personnel and costs related to our facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publically traded company.

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

The following is the computation of diluted EPS for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$470,565	48,500,156	$0.01
Dilutive shares related to warrants	-	168,564
Dilutive EPS	$470,565	48,668,720	$0.01

	Year ended December 31, 2013
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS	$(812,563)	38,215,054	$(0.02)

Income Taxes

The Company accounts for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities of the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The U.S. GAAP guidance for income taxes prescribes a two-step approach for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step measure the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. U.S. GAAP also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosers and transition.  Under U.S. GAAP, the Company may recognize a previously unrecognized tax benefits if the tax position is effectively (rather than “ultimately”) settled through examination, negotiation or litigation.  The Company reevaluates these uncertain tax positions on a quarterly basis.  This evaluations based on factor including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues, and new audit activity.  Any changes in these factors could result in changes to a tax benefit or tax provision.

Receivables under Factoring Agreement

The Company factors its receivables with recourse and, as a result, accounts for the factoring akin to a secured borrowing.  The Company does maintain the gross receivable asset and due to factor liability on its books and records.  The financial institution makes available 90% of the face value of the eligible receivables to the Company and retains the remaining 10% as a guaranteed until receipt of the proceeds associated with the factored invoices.  During the years ended December 31, 2014 and 2013, the Company recorded factor fees of approximately $97,218 and $97,716, respectively, which are included within interest expense in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

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

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-17, “Business Combinations (Topic 805) Pushdown Accounting a consensus of the FASM Emerging Issues Task Force.”  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs.  An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity.  If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event.  An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections.  If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The amendments in this ASU 2014-17 became effective on November 18, 2014 and are not expected to have a material impact on the financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  The amendments in this Update eliminate from U.S. GAAP the concept of extraordinary items.  The FASB concluded that the amendments in this Update will not result in a loss of information because although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  The amendments in this ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material impact on the financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in December 31, 2014 consolidated financial statements.  The results of the reclassification did not affect our consolidated Statement of Operations.

Note 3 – Property and Equipment, net

The following is a summary of property and equipment, net:

	December 31, 2014	December 31, 2013

Property and equipment	$302,699	$249,281
Less accumulated depreciation and amortization	(147,782)	(65,440)
Property and equipment, net	$154,917	$183,841

Depreciation and amortization expense totaled $82,342 and $39,170 for the years ended December 31, 2014, and 2013, respectively.

Note 4 – Related Party Transactions

Due from Related Party

The Company had a loan outstanding to its largest stockholder.  The balance for the year December 31, 2013 was $410,130.  The receivable bore interest at 2.64% with no definite repayment terms and during the year ended December 31, 2014 interest totaled $46,433 which was included in the Due from related party account on the Company’s consolidated balance sheet.  During the year ended December 31, 2014, and prior to the Company becoming a C-Corporation, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution.  No amounts were due from the related party for the year ended December 31, 2014.

Stockholder distributions for the years ended December 31, 2014 and 2013 totaled $502,371 and $49,972 respectively.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31, 2014	December 31, 2013

Accrued trade payables	$703,725	$561,145
Accrued compensation	335,576	257,171
Total Accounts Payable and Accrued Liabilities	$1,039,301	$818,316

Note 6 – Letter of Credit and Restricted Cash

The Company has secured a standby letter of credit for the benefit of the landlord for the required security deposit on their office facility in New York.

The Bank letter of credit is in the amount of $110,422. The letter of credit expires in July 2015 and contains renewal periods of one year.

The letter of credit was collateralized by $110,699 and $110,499 of cash for the years December 31, 2014 and 2013, respectively, which was reported as restricted on the consolidated balance sheets.

Note 7 – Due to Factor

On August 6, 2013, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables with a recourse basis.  The financial services company commenced funding during August 2013.  The financial services company advances up to 90% of qualified customer invoices, less applicable discount fees, and holds the remaining 10% as a reserve until the customer pays the financial services company.  The released reserves are returned to the Company.  The Company was charged 0.7% for the first thirty (30) days outstanding as well as each subsequent month plus prime plus 1.75% daily for funds outstanding over thirty (30) days.  On August 21, 2014, the Company renewed this agreement which included among other changes, an elimination of the interest rate and the adoption of a Service Fee of 1.15% per month for all periods covered under the renewed agreement.  Since inception, uncollectable customer invoices are charged back to the Company after ninety (90) days.  For the years ended December 31, 2014 and December 31, 2013, the advances from the factor, inclusive of fees, amounted to $970,541 and $997,160, respectively, which were offset against due from factor of $136,603 and $106,865, respectively.  Advances from the factor are collateralized by substantially all assets of the Company.

On August 21, 2014, the Company renewed its agreement with the same financial services company to continue the same purchasing and sales of its accounts receivable on a recourse basis.  The renewed agreement will expire in August 2015.

Note 8 – Notes Payable

In February 2012, the Company established a revolving Working Capital Line of Credit (“Credit Line”).  The Credit Line is limited to total borrowings of $750,000. The initial contract term will be for one year, and is renewable on an annual basis thereafter.  Interest is computed using the rate of 2.50% per annum in excess of the prime floating rate with a floor of 5.75% per annum.  The Credit Line is secured by all Company assets with a perfected first security interest in accounts receivable.  Advances under the Credit Line will be up to 85% against a pool of eligible receivables.  In August 2013, the Company entered into a factoring agreement and the facility was paid off and closed.  The total outstanding principal amount for the years ended December 31, 2014 and 2013 was $0.

In 2013 and prior, the Company issued $580,000 of notes payable to various individuals for business operations and growth opportunities.

Prior to 2013, the Company executed a note for $94,060.  The note matures in January 2021 and bears no interest.  The monthly fixed principal payment is $550. The note is secured by all assets of the Company. The total outstanding balance as of December 2014 and 2013 is $60,020 and $66,620, respectively.

Future minimum debt repayments at December 31, 2014 are as follows:

2015	$6,600
2016	6,600
2017	6,600
2018	6,600
2019	6,600
Thereafter	27,020
Total	$60,020

On May 27, 2014, the Company sold a $20,000 promissory note maturing in August 2014.  The note bore interest at 1% per month with interest payable monthly.  The promissory note was subsequently converted into equity.

During May and June of 2014, certain note holders converted their promissory notes into common shares.  In total, $345,000 of promissory notes was converted into 300,001 shares of common stock.  In connection with the note conversions, the Company recorded a loss on debt extinguishment of $57,502 in the accompanying consolidated statements of operations.

In June 2014, the Company repaid the remaining $255,000 of outstanding notes payable issued in 2013 and prior that had not converted into equity.

Note 9 – Stockholders’ Equity (Deficit)

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its common and preferred stock as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Common Stock
Authorized; par value $0.00001	150,000,000	150,000,000
Issued	77,575,617	38,215,054
Outstanding	77,575,617	38,215,054

Preferred Stock
Authorized; par value $0.00001	10,000,000	-
Issued	-	-
Outstanding	-	-

Issuance of Common Stock

During June 2014, the Company issued 142,362 shares of common stock to investors in private placements at $1.75 per share for total proceeds of $191,000.

During July 2014, the Company issued 7,454 shares of common stock to an investor in a private placement at $1.75 per share for total proceeds of $10,000.

During May and June of 2014, certain note holders converted their promissory notes into common shares.  In total, $345,000 of promissory notes was converted into 300,001 shares of common stock.  In connection with the note conversions, the Company recorded a loss on debt extinguishment of $57,502 in the accompanying consolidated statements of operations.

In September 2014, the Company completed a private placement equity offering to accredited investors.  The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.  The issuance costs associated with the private placement were $774,213.  These costs have been recorded as a reduction to additional paid-in capital as of the year ended December 31, 2014.

The Exchange Agreement completed in September 2014 had the following impact on stockholders’ equity:

•	In January 2014, the beginning balance of common shares, common stock and additional paid in capital were changed to reflect the exchange of 1.3 CleanTech shares for each share of Six Dimensions.

•	The stockholders’ equity balances of CleanTech as of September 2014 were added to total stockholders’ equity to reflect the reverse recapitalization transaction.

On November 21, 2014, the Company completed a private placement equity offering to accredited investors.  The Company received $1,052,498 in gross proceeds, and issued 508,453 shares of Common Stock.  The issuance costs associated with the private placement were $236,832.  These costs have been recorded as a reduction to Additional paid-in-capital for the year ended December 31, 2014.

For the year ended December 31, 2013, and before becoming a C-Corporation, the Company distributed $49,972 to certain stockholders and had a deficit in total stockholders’ equity of $536,950.

For the years ended December 31, 2014 and 2013 the Company had no issued or outstanding Preferred stock.

Note 10 – Warrants

On September 29, 2014, in connection with the Exchange, the Company completed a private placement equity offering to accredited investors, raising $4,556,100 in gross proceeds.  For its assistance in this private placement of equity, the Company paid a placement agent $356,250 and issued it warrants to purchase 258,155 shares of the Company’s common stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.77% and dividend yield of 0%.  The fair value of the warrants at grant date was $1,660,526.

On November 21, 2014, the Company completed a private placement equity offering to accredited investors, raising $1,052,498 in gross proceeds.  For its assistance in this private placement of equity, the Company paid a placement commissions representing 10% of the gross proceeds and issued it warrants to purchase 32,239 shares of the Company’s common stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.63% and dividend yield of 0%.  The fair value of the warrants at grant date was $91,436.

The Company uses the basis for the accounting of warrants issued in connection with the private placement to the placement agent in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.”  The warrants were considered an issuance cost for the private placement and therefore were deducted from the gross proceeds reducing equity.

Note 11 – Commitments and Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Operating Leases

The Company is obligated under various operating lease agreements for office facilities in California, Florida, New York and Ohio.  In addition, the Company leases office facilities on a month-to-month basis in Minnesota and Colorado.

Rent expense under all office leases aggregated $342,170 and $261,642 for the years ended December 31, 2014 and 2013, respectively.  Rent expense was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company is also obligated under various operating lease agreements for equipment.  Rent expenses under all equipment leases aggregated $81,036 and $63,506 for the years ended December 31, 2014 and 2013, respectively.  Rent expenses under all equipment leases are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Future minimum payments of the Company’s operating leases are as follows:

2015	$295,336
2016	240,798
2017	260,633
2018	191,679
2019	-
Thereafter	-
Total	$988,446

New York Office Sub-lease

On February 15, 2014, the Company signed a twenty-four (24) month agreement to sub-lease a portion of it office facilities in New York City expiring in February 29, 2016.  The lease requires base annual rental payments to the Company of $120,000 for the term of the lease.  Rental income will be recognized on a straight-line basis over the term of the lease.  As part of the lease agreement, the Company received a $30,000 security deposit, which is shown as a liability on the accompanying consolidated balance sheets.

California Leases

On April 29, 2014, the Company signed a lease amendment for its office facilities in San Ramon, California.  The amendment extends the lease past the May 31, 2014 expiration date on a month to month basis with monthly rental payments of $2,836.  On June 30, 2014, the Company cancelled the lease, and the lease expired on September 30, 2014.

On April 16, 2014, the Company signed a thirty-eight (38) month lease agreement for its office facilities in Pleasanton, California expiring on August 31, 2017.  The lease requires base annual rent of approximately $34,000 for the first year, with increases in increments of 3% each year thereafter.  The lease contains a two (2) month rent abatement period starting in July 2014.  Rent expense will be recognized on a straight line basis over the term of the lease.  The lease contains one option to renew for a term of thirty-six (36) months.

Deferred Rent

To induce the Company to enter into certain operating leases, landlords have granted free rent for various months over the term of occupancy.  Rent expenses recorded on the straight-line basis in excess of rents paid is recognized as deferred rent.  For the years ended December 31, 2014 and 2013, deferred rent was $55,429 and $73,192, respectively, which is shown as a liability in the consolidated balance sheets.

The Company’s capital lease obligations for computer software and hardware as of December 31 2014 are as follows:

2015	$64,549
2016	54,617
2017	41,232
2018	27,186
2019	-
Thereafter	-
Total	187,584
Amount representing interest	22,844
Present value of future minimum lease payments	164,740
Current portion of capital lease obligations	53,610
Capital lease obligations, net of current portion	$111,130

Future minimum payments of the Company’s capital leases are as follows:

2015	$53,612
2016	47,404
2017	37,352
2018	26,372
2019	-
Thereafter	-
Total	$164,740

Note 12 – Concentrations and Credit Risks

Revenues

For the years ended December 31, 2014 and 2013, the Company had two and one significant customer, respectively, that accounted for more than 10% of the Company’s total revenues.  The Company’s sales to its top five customers accounted for approximately 52% and 41% of revenues during the years ended December 31, 2014 and 2013, respectively.  During the year ended December 31, 2014, the Company had one foreign customer accounting for just under 9% of its revenues.  During the year ended December 31, 2013, the Company had no foreign customers.

Accounts Receivable

For the years ended December 31, 2014 and 2013, the Company had approximately 57% and 53% of its accounts receivable balance held by five customers, respectively.  During the years ended December 31, 2014 and 2013, the Company had three and two customers accounting for more than 10% each of its accounts receivables balances, respectively.

Accounts Payable

For the years ended December 31, 2014 and 2013, the Company had approximately 26% and 28% of its accounts payable balances held by its top five vendors, respectively.  During each of these same periods, the Company had none of its customers accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 13 – Income Taxes

Effective June 2014, the Company converted into a C-Corporation. Going forward, the Company will be subject to federal and state income taxes and will have to recognize income tax expense and deferred taxes for financial statement purposes.  As a result, the Company recorded a deferred tax asset of $161,452 and a deferred tax liability of ($197) principally accounting for the difference in financial reporting and tax reporting as it relates to the deductibility of accruals, expenses and depreciation, respectively, as of December 31, 2014 in the accompanying consolidated balance sheet.

The provision for income taxes includes the following:

	Years Ended December 31,
	2014	2013

Current:
Federal	$-	$-
State	-	-

Total Current Provision	-	-

Deferred:
Federal	$136,111	$-
State	25,144	-

Total deferred	161,255	-

Income tax benefit	$(161,255)	$-

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2014 are presented below:

December 31, 2014
Deferred tax assets:

Net operating loss carry-forwards	$53,692

Accrued compensated absences	60,164

Deferred revenues	26,294

Deferred rent	21,302

Net deferred tax assets	161,452

Deferred tax liabilities:

Property and equipment	(197)

Total deferred tax liabilities	(197)

Net deferred tax assets	$161,255

On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California limited liability company (“LLC”) and changed its name to Six Dimensions, LLC.  From inception through June 26, 2014, the Company was taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended and applicable state statutes.  Under an S-Corporation election, the income of the Company flows through to the stockholders to be taxed at the individual level rather than the corporate level.  Accordingly, the Company had no tax liability at the federal level (with limited exceptions) as long as the S-Corporation election was in effect.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.

When the Company was an S-Corporation, the income allocable to each shareholder is subject to examination by federal and state taxing authorities. In the event of an examination of the income tax returns, the tax liability of the stockholders could be changed if an adjustment in the income is ultimately determined by the taxing authorities.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2014 and 2013, nor did the Company record any amount for the implementation of ASC 740.  The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  During the years ended 2014 and 2013, the Company did not recognize any interest or penalties in its consolidated statements of operations and there are no accruals for interest or penalties at December 31, 2014 or 2013.

The difference between the total income taxes computed at the federal statutory rate and the benefit rom income taxes consists of the following:

For the Year Ended December 31, 2014

Federal statutory rate	34.00%

State taxes net of federal benefit	7.69%

Changes in tax filing status	39.14%

Non-deductible expenses	(5.72)%

Other	(0.38)%

Income tax benefit – Federal	74.73%

As a result of the Company’s mid-year conversion to a C-Corporation for the year ended December 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $147,943 that may be offset against future taxable income through 2034.  The tax benefit of $40,948 has been recorded with respect to these net operating loss carry-forwards as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $35,739 was considered more likely than not.

The Company is subject to U.S federal income taxes and income taxes in various states in the U.S. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  Due to the Company’s NOL’s, all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.  In addition, all the NOL’s and credit carryforwards that may be used in future years are still subject to adjustment.  The Company is not currently under examination by any tax jurisdiction.

Note 14 – Business and Geographic Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.  The Company has determined that its two reportable segments are Content Management Systems (“CMS”) and Information Technology (“IT”) Staffing.  CMS offers web content management solutions, marketing cloud solutions, mobile applications, analytics, front-end user experience and design, and marketing automation.  The IT Staffing segment provides contract and contract-to-hire IT professional staffing services.

There are currently no intersegment revenues.  Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.  The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements which are described in Note 2 – Significant and Critical Accounting Policies and Practices.

Segment information relating to the Company’s results of operations was as follows:

	Years Ended
Revenues	December 31, 2014	December 31, 2013

CMS	$6,862,697	$4,133,721
IT Staffing	4,935,116	5,506,565
Total	$11,797,813	$9,640,286

	Years Ended
Gross Margin	December 31, 2014	December 31, 2013

CMS	$3,241,134	$1,726,108
IT Staffing	1,130,822	1,400,138
TOTAL	$4,371,956	$3,126,246

	Years Ended
Profit (Loss)	December 31, 2014	December 31, 2013
CMS	$2,130,064	$730,296
IT Staffing	(1,659,499)	(1,542,859)
Total	$470,565	$(812,563)

Note 15 – Subsequent Events

Acquisitions

Storycode

On March 4, 2015 6D Global Technologies, Inc., acquired all of the issued and outstanding membership interest of Topaz Interactive, LLC, an Oregon limited liability company doing business as “Storycode” pursuant to a Securities Purchase Agreement of that date.

Storycode is headquartered in Portland, Oregon and provides mobile development and creative design services for medium and large businesses.  Storycode creates mobile applications that feature award-winning UX (user experience) and UI (user interface) design working exclusively with the Adobe DPS platform.  Storycode was founded by Katherine Topaz and Jason Porath, accomplished entrepreneurs and technology industry executives who have over 45 years of combined experience in creative and digital marketing.  Storycode employees will join the Company as part of its expanding team of technology experts.

 In consideration for the Interests, the Registrant paid the members of Storycode: cash in the amount of Three Hundred Thousand Dollars ($300,000); an additional Three Hundred Thousand Dollars ($300,000) paid in escrow to be earned by the members upon the one year anniversary of their employment; an aggregate of Three Hundred Thousand (300,000) shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); and additional, potential earn out shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition.  The Company also agreed to employment agreements with Ms. Topaz and Mr. Porath.

SwellPath

On March 20, 2015 6D Global Technologies, Inc., entered into and consummated a Securities Purchase Agreement to acquire all of the issued and outstanding shares of SwellPath, Inc., (“SwellPath”) an Oregon corporation.

SwellPath is headquartered in Portland, Oregon and has an additional office in Minneapolis, Minnesota.  SwellPath is a professional services firm that delivers analytics consulting, search engine optimization and digital advertising services to medium and large scale enterprises across North America.  SwellPath enables clients to align and maximize their digital marketing initiatives by tracking both on and offline marketing campaigns and performing more effective targeting to enhance return on investment.  SwellPath complements the Company’s overall acquisition strategy to provide a full-service digital marketing solutions offering to its clients, particularly in areas where the Company’s clients have expressed needs, while leveraging the Company’s partnership with Adobe Systems Incorporated to expand its Adobe Analytics offering.

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of Three Hundred Thousand Dollars ($300,000); (ii) Three Hundred Thousand (300,000) shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); and (iii) up to an additional Three Hundred Thousand (300,000) shares of Common Stock and Six Hundred Fifty Thousand Dollars ($650,000), based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, the Company acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount Three Hundred Thousand Dollars ($300,000).  Also, the Company agreed to an employment agreement with Mr. Ware to serve as Vice-President, containing customary terms, conditions and covenants for such an agreement.”

Incentive Plan

On January 22, 2015, the Board approved the Company’s 2015 Omnibus Incentive Plan (the “Plan”) pursuant to which the Company is authorized to issue up to 4,800,000 shares of Common Stock to qualified participants.  On January 27,2015, NYGG (Asia), Ltd., Kang Kapital LLC, Kang Family LLC, and TKO, LLC, who collectively own 58,400,444 shares of Common Stock (representing 75.28 percent of the voting power of the Company on such date) executed a written consent adopting the Plan (the “Written Consent”).   The Company filed and commenced mailing of an Information Statement on Schedule 14C on February 5, 2015, disclosing the adoption of the Plan by the Board and by the stockholders pursuant to the Written Consent.  In accordance with Rule 14c-2 of the Exchange Act, the Plan became effective on February 25, 2015.