Form 10-K/A
period 2014-12-31
6D Global Technologies, Inc
filed 2015-03-31
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to 6D Global Technologies Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015 (the “Original Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm on page F-2 of the Original Form 10-K to correct a scrivener’s error with respect to the date thereof. This Amendment does not amend or otherwise update any other information in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Part II

Item 8. – Financial Statements and Supplementary Data

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
March 30, 2015

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

PART III

Item 15. – Exhibits, Financial Statement Schedules

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

* Filed Herewith
** Furnished Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

6D Global Technologies Inc.

Dated: March 30, 2015	By:	/s/ Tejune Kang
Tejune Kang, Chief Executive Officer
(Principal Executive Officer)