Form 10-Q
period 2015-03-31
6D Global Technologies, Inc
filed 2015-05-15
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Number of common shares outstanding at May 14, 2015: 78,215,127.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$2,671,363	$4,888,797
Accounts receivable	1,418,021	1,316,448
Unbilled revenues	497,394	62,049
Deferred tax assets	76,015	161,255
Prepaid expenses and other current assets	199,749	165,907
Total Current Assets	4,862,542	6,594,456

Property and Equipment, net	334,956	154,917

Other Assets
Restricted cash	805,206	110,699
Security deposits	30,275	24,075
Internal development software	45,984	-
Goodwill	5,956,851	-
Intangible assets, net	2,871,016	-
Total Other Assets	9,709,332	134,774

Total Assets	$14,906,830	$6,884,147

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$1,487,023	$1,039,301
Due to factor	909,995	833,938
Current maturities of capital lease liability	53,610	53,610
Current maturities of notes payable	8,250	6,600
Deferred revenue	108,078	68,420
Total Current Liabilities	2,566,956	2,001,869

Long-Term Liabilities
Capital lease liability, net of current maturities	96,477	111,130
Notes payable, net of current maturities	50,120	53,420
Security deposit payable	30,000	30,000
Deferred rent	44,744	55,429
Deferred tax liability	347,154	-
Contingent consideration	3,800,000	-
Total Long-Term Liabilities	4,368,495	249,979

Total Liabilities	6,935,451	2,251,848

Commitment and Contingencies

Stockholders' Equity
Preferred stock, par value $0.00001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.00001; 150,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 78,175,617 and 77,575,617 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	782	776
Additional paid-in capital	8,921,798	5,203,279
Accumulated deficit	(951,201)	(571,756)

Total Stockholders' Equity	7,971,379	4,632,299
Total Liabilities and Stockholders’ Equity	$14,906,830	$6,884,147

See accompanying notes to the condensed consolidated financial statements

6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Quarters Ended
	March 31, 2015	March 31, 2014

Revenues	$3,275,585	$2,654,575

Cost of revenues	1,903,828	1,565,966

Gross margin	1,371,757	1,088,609

Operating Expenses
Selling general and administrative	1,900,615	797,939
Operating expenses	1,900,615	797,939

(Loss) income from operations	(528,858)	290,670

Other income (expense)
Interest expense, net	(33,388)	46,526
Loss on debt extinguishment	-	(56,700)
Other income	384	10,000
Other expense, net	(33,004)	(174)

(Loss) income before income taxes benefit	(561,862)	290,496

Income tax benefit	(182,417)	-

Net (loss) income	$(379,445)	$290,496

Net (loss) income per common share – basic and diluted	$(0.01)	$0.01

Weighted average common shares – basic and diluted	54,370,027	38,215,054

See accompanying notes to the condensed consolidated financial statements

 6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Quarters Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net (loss) income	$(379,445)	$290,496
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	58,822	19,990
Stock-based compensation	21,774	-
Deferred tax benefit	(188,373)	-
Changes in operating assets and liabilities:
Deferred Revenue	(87,676)	-
Deferred Rent	(10,685)	(4,674)
Restricted Cash	(694,507)	(35)
Accounts receivable	(101,573)	(89,250)
Unbilled revenues	(435,345)	(49,232)
Prepaid expenses and other current assets	(33,842)	(33,365)
Security deposits	(6,200)	55,000
Accounts payable and accrued liabilities	370,122	8,749
Net Cash (Used in) Provided by Operating Activities	(1,486,928)	197,679

Cash Flows From Investing Activities:
Purchase of property & equipment	(176,083)	-
Internal development software	(45,984)	-
Consideration paid for acquisitions, net of cash acquired	(542,399)	-
Loans to related parties	-	(46,433)
Net Cash Used in Investing Activities	(764,466)	(46,433)

Cash Flows From Financing Activities:
Gross proceeds from factor borrowing	2,298,476	2,983,542
Repayments of factor borrowing	(2,222,419)	(3,071,006)
Distribution to stockholders	-	(11,258)
Repayment of capital lease obligations	(40,447)	(14,183)
Repayment of notes payable	(1,650)	(1,650)
Net Cash Provided by (Used in) Financing Activities	33,960	(114,555)

Net change in cash	(2,217,434)	36,691

Cash, beginning of period	4,888,797	5,611

Cash, end of period	$2,671,363	$42,302

Supplemental disclosures of cash flow information:
Cash paid for taxes	$10,048	$-
Cash paid for interest	$33,841	$56,700

Non-cash transactions:
Common stock issued in connection with acquisitions	$3,696,750	$-
Contingent consideration in connection with acquisitions	$3,800,000	$-
Capital lease of computer equipment	$25,794	$-
Distribution to stockholders	$-	$456,563

See accompanying notes to the condensed consolidated financial statements

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  – Organization and Operations

6D Global Technologies, Inc. (the “Company” or “6D Global”) is a digital business solutions company serving the digital marketing and technology needs of enterprise-class organizations worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers.  Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions. In addition, the Company provides digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

Note 2  – Acquisitions

The following transactions were accounted for using the purchase accounting method which requires, among other things, that the assets acquired and liabilities assumed are recognized at their acquisition date fair value.

Storycode

On March 4, 2015, the Company acquired all of the issued and outstanding membership interests of the two co-founders (the “Interests”) of Topaz Interactive, LLC, an Oregon limited liability company doing business as “Storycode” pursuant to a Securities Purchase Agreement (the “Storycode SPA”) dated as of that date.

Storycode is headquartered in Portland, Oregon and provides mobile development and creative design services for medium and large businesses.  Storycode creates mobile applications that feature award-winning UX (user experience) and UI (user interface) design working exclusively with the Adobe DPS platform.

In consideration for the Interests, the Company paid Ms. Topaz and Mr. Porath, the two members of Storycode (collectively, the “Storycode Members”): cash in the amount of $300,000; an additional $300,000 paid in escrow to be earned by the members upon the one year anniversary of their employment; an aggregate of 300,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); and additional, potential earn out shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition.  The Company also agreed to employment agreements with the Storycode Members.  Total acquisition costs for the Storycode acquisition incurred during the three month period ended March 31, 2015 were $47,191 and are included in selling general and administrative expenses in the Company’s Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit.

The Company’s preliminary allocation of the purchase price in connection with the acquisition of Storycode was calculated as follows:

Cash	$300,000
Stock consideration	1,953,000
Contingent consideration	2,050,000
Total consideration	$4,303,000

The consideration transferred for the Storycode acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$100,000
Deferred revenue	(59,384)
Trade name	330,000	7
Customer relationship	880,000	5
Non-compete agreement	61,000	1.5
Goodwill	2,991,384
Total consideration	$4,303,000

The following are the criteria contained in the Storycode SPA related to the contingent consideration payable to Storycode:

1.	After one year of employment with the Company, the Storycode Members will receive $300,000 cash, which was placed in escrow at the closing of the transaction.
2.
From April 1, 2015 through March 31, 2018, and based on performance milestones and other terms set forth in the Storycode SPA, the Storycode members may receive up to 400,000 restricted shares of 6D Global’s Common Stock.

The Company determined the fair value of the contingent consideration to be $2,050,000.  The potential range of contingent consideration can range from $0 cash and no issuance of Common Stock, in the event that the Storycode Members are not employed by the Company for one year and the performance milestones are not reached, to $300,000 in cash and 400,000 restricted shares of the Buyer Common Stock. The Company recorded contingent consideration in the amount of $2,050,000 as a liability on its Consolidated Balance Sheets. As of March 31, 2015, the Company determined that, based on the terms of the Storycode SPA and results of Storycode since the date of acquisition, no adjustment to contingent consideration was required, and the fair value of the contingent consideration remained at $2,050,000.  The Company recorded the potential earn out of 400,000 restricted shares as part of the purchase price.  Since the contingent cash consideration is contingent upon the Storycode Members remaining employees of the Company for a one year period, the Company will record this as compensation expense in the Consolidated Statements of Operations.  The Company will assess the earn out calculation in future periods and any future adjustments will affect operating income.

SwellPath

On March 20, 2015, the Company, entered into and consummated a Securities Purchase Agreement (the “SwellPath SPA”) to acquire all of the issued and outstanding shares (the “SwellPath Shares”) of SwellPath, Inc., (“SwellPath”) an Oregon corporation.

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

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of $300,000; (ii) 300,000 shares of the Company’s Common Stock; and (iii) up to an additional 300,000 shares of Common Stock and $650,000, based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, the Company acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount $300,000.  Also, the Company agreed to an employment agreement with Mr. Ware to serve as Vice-President, containing customary terms, conditions and covenants for such an agreement.  Total acquisition costs incurred for the SwellPath acquisition during the three month period ended March 31, 2015 were $45,224 and are included in selling general and administrative expenses in the Company’s Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the identifiable assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill and identifiable intangible assets are not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit.

The Company’s preliminary allocation of the purchase price in connection with the acquisition of SwellPath was calculated as follows:

Cash	$600,000
Stock consideration	1,743,750
Contingent consideration	1,750,000
Total consideration	$4,093,750

The consideration transferred for the Swell acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$257,601
Deferred revenue	(67,950)
Accrued liability	(77,601)
Deferred tax liability	(620,767)
Trade name	10,000	3
Customer relationship	1,560,000	5
Non-compete agreement	67,000	1.5
Goodwill	2,965,467
Total consideration	$4,093,750

The following are the criteria contained in the SwellPath SPA related to the contingent consideration payable to SwellPath:

1.
If SwellPath’s revenue for the period from April 1, 2015 to March 31, 2016 exceeds certain performance milestones and other terms set forth in the SwellPath SPA, the Company is may be required to pay SwellPath up to $650,000 in cash.

2.
If SwellPath’s revenue for the period from April 1, 2016 to March 31, 2017 and based on performance milestones and other terms set forth in the SwellPath SPA, the SwellPath may receive up to 300,000 restricted shares of 6D Global’s Common Stock.

The Company determined the fair value of the contingent consideration to be $1,750,000.  The potential range of contingent consideration can ranged from $0 cash and no issuance of Common Stock, in the event SwellPath fails to achieve the minimum revenue in the required time, to $650,000 in cash and 300,000 shares of Common Stock, in the event SwellPath achieves the revenue target as of March 31, 2017.  The Company recorded contingent consideration in the amount of $1,750,000 as a liability on its Consolidated Balance Sheets.  As of March 31, 2015, the Company determined that, based on the results of SwellPath since the date of acquisition, no adjustment to contingent consideration was required, and the fair value of the contingent consideration remained at $1,750,000.  The Company will assess the earn out calculation in future periods and any future adjustments will affect operating income.

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the quarters ended March 31, 2015 and 2014 as if the acquisitions of Storycode and SwellPath occurred on January 1, 2014.  The pro forma results include estimates and assumptions which management believes are necessary.  However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of Storycode and SwellPath and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.  The unaudited pro forma revenue for Storycode was $145,712 for the pre-acquisition period.  The unaudited pro forma revenue for SwellPath was $472,442 for the pre-acquisition period.

	Unaudited Pro Forma Results of Operations for the Acquisitions of Storycode and SwellPath for the Quarter Ended
	March 31, 2015	March 31, 2014

Revenues from continuing operations	$3,893,739	$2,654,575
(Loss) income from continuing operations	$(521,827)	$290,496
Net income from continuing operations	$(372,498)	$290,496
Basic and diluted (loss) income per share:	$(0.01)	$0.01

For the three months ended March 31, 2014, the Company did not have diluted shares as its warrants were not issued at this time.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015 (the “2014 Form 10-K”).

Principles of Consolidation

The Company’s condensed consolidated financial statements include all of its accounts and any intercompany balances have been eliminated in accordance with U.S. GAAP.  The Company has three subsidiaries, Six Dimensions Inc., Storycode, and SwellPath organized as two operating segments that are combined into one reporting segment.

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

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes.

Business combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations.  Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using third-party valuations.  The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired were determined using the multi-period excess earnings method, relief of royalty method and discounted cash flow methods, respectively.

The multi-period excess earnings method used to value customer relationships requires the use of assumptions, the most significant of which include: the remaining useful life, expected revenue, survivor curve, earnings before interest and tax margins, marginal tax rate, contributory asset charges, discount rate and tax amortization benefit.

The most significant assumptions under the relief of royalty method used to value trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit.  The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate.  Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

The discounted cash flow valuation method requires the use of assumptions, the most significant of which include: future revenue growth, future earnings before interest, taxes, depreciation and amortization, estimated synergies to be achieved by a market participant as a result of the business combination, marginal tax rate, terminal value growth rate, weighted average cost of capital and discount rate.

Contingent Consideration

The fair value of the Company’s contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. The Company utilizes a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date. The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration at initial acquisition date and at each subsequent reporting period. The fair value of contingent consideration is measured at each reporting period and adjusted as necessary.  The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

During the quarter ended March 31, 2015, the Company recorded contingent consideration of $2,050,000 related to the Storycode acquisition and $1,750,000 related to the SwellPath acquisition.

Goodwill and Indefinite Lived Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model permits, and the Company utilizes, a two-step method for determining goodwill impairment.  In the first step, the Company determines the fair value of its reporting units using a discounted cash flow analysis.  If the net book values of a reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is being allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Long-Lived Assets, Including definite-Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of trade names, non-compete agreements and customer relationships.  For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

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

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying Condensed Consolidated Statements of Operations.  For the quarters ended March 31, 2015 and 2014, the reimbursed expenses of $196,106 and $0 respectively, were included in revenue.

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

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in the Company’s Condensed Consolidated Balance Sheets.  For the periods ended March 31, 2015 and December 31, 2014 the balance of unbilled revenue was $497,394 and $62,049, respectively.

The Company may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services. Amounts in deferred revenue are realized when the services are provided and the criteria noted above are met.  For the periods ended March 31, 2015 and December 31, 2014, the balance of deferred revenues was $108,078 and $68,420, respectively.

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

For the three months ended March 31, 2014, the Company did not have diluted shares as its warrants were not issued at this time.

The following is the computation of diluted EPS for the quarters ended March 31, 2015 and 2014:

	Quarter ended March 31, 2015
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS	$(379,445)	54,370,027	(0.01)

	Quarter ended March 31, 2014
	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS	$290,496	38,215,054	$0.01

Stock-Based Compensation

The Company established an Omnibus Incentive Plan (the “Plan”) during 2015 and issued stock-based awards to certain individuals under this plan.  The Company’s board of directors approved the Plan on January 22, 2015 as disclosed in the Company’s Form DEF-14C filed on February 5, 2015 and the Plan became effective on February 25, 2015.  The purpose of the Plan is to enhance the Company’s ability to attract and retain highly qualified officers, non-employee directors, key employees, consultants and advisors, and to motivate such service providers to serve the Company and to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  The Plan also allows the Company to promote greater ownership in the Company by such service providers in order to align their interests more closely with the interests of the Company’s stockholders.  The Company’s policy going forward will be to issue awards under the Plan.

The Plan will provide the Company with flexibility as to the types of incentive compensation awards that it may provide, including awards of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, other stock-based awards and cash incentive awards.  The number of shares of common stock authorized for issuance under the Plan is 4,800,000, all of which may be granted as incentive stock options under the Internal Revenue Code of 1986 (the “Code”) Section 422.

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation.  Accordingly, stock-based compensation for employees and non-employee directors is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option pricing model.  This model contains certain assumptions including expected volatility based on the historical price of the Company’s stock over the expected life of the option, the risk-free rate of return based on the Unites States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments   Stock options generally vest ratably over the terms stated in each Award Agreement and are exercisable over a period up to ten years.

The Company’s stock-based compensation expense is recognized as an expense over the requisite service period and is reduced for estimated future forfeitures which are revised in future periods if actual forfeitures differ from the estimates.  Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities of the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The U.S. GAAP guidance for income taxes prescribes a two-step approach for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. U.S. GAAP also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosers and transition.  Under U.S. GAAP, the Company may recognize a previously unrecognized tax benefit if the tax position is effectively (rather than “ultimately”) settled through examination, negotiation or litigation.  The Company reevaluates these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues, and new audit activity.  Any changes in these factors could result in changes to a tax benefit or tax provision.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidations (Topic 810) Amendments to the Consolidation Analysis.”  The amendments in this Update affect the following areas: (1) Limited partnerships and similar legal entities; (2) Evaluating fees paid to a decision maker or a service provider as a variable interest; (3) The effect of fee arrangements on the primary beneficiary determination; (4) The effect of related parties on the primary beneficiary determination; (5) Certain investment funds.  For public business entities, the amendments in this Update are effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Further, the amendments require the amortization of debt issuance costs to be reported as interest expense, which is consistent with current practice.  Debt issuance costs and any discount or premium should be considered in the aggregate when determining the effective interest rate on the debt.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on the financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  Existing U.S. GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted.  The Company is currently evaluating the effects of ASU 2015-05 on the financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Currently, investments valued using the practical expedient are categorized within the fair value hierarchy. There is diversity in how certain investments measured at net asset value with future redemption dates should be categorized within the fair value hierarchy which this update addresses. If an investment has its fair value measured at net asset value per share (or its equivalent) using the practical expedient, it should not be categorized in the fair value hierarchy. Removing these types of investments from the fair value hierarchy chart eliminates the diversity in classification of these investments and ensures that all investments categorized in the fair value hierarchy are classified consistently. Investments that calculate net asset value per share (or its equivalent) without the use of the practical expedient will continue to be included in the fair value hierarchy. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted.  The Company is currently evaluating the effects of ASU 2015-05 on the financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in March 31, 2015 condensed consolidated financial statements.  The results of the reclassification did not affect our Condensed Consolidated Statements of Operations.

Internal Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.

The Company capitalizes direct costs incurred in the development of internal-use software. Internal-use software development costs capitalized for the period ended March 31, 2015 and December 31, 2014, are reflected in the following table:

	March 31, 2015	December 31, 2014

Internal developed software development costs	$45,984	$-

Note 4  - Fair Value of Financial Instruments

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

The Company’s capital lease liability and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements for the quarters ended March 31, 2015 and 2014.

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and the basis for that measurement:

	Fair Value Measurement at March 31, 2015
	Total	Level 1	Level 2	Level 3

Contingent Storycode acquisition consideration	$2,050,000	$-	$-	$2,050,000
Contingent SwellPath acquisition consideration	1,750,000			1,750,000
	$3,800,000	$-	$-	$3,800,000

As of March 31, 2014, the Company had no assets or liabilities measured at fair value.

Note 5  - Property and Equipment, net

The following is a summary of property and equipment, net for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Property and equipment	$504,576	$302,699
Less accumulated depreciation	(169,620)	(147,782)
Property and equipment, net	$334,956	$154,917

Depreciation and amortization expense totaled $21,838 and $19,990 for the quarters ended March 31, 2015, and 2014, respectively.

Note 6  – Goodwill and Intangible Assets, net

Goodwill

The following table summarizes the Company’s goodwill as of March 31, 2015 resulting from the acquisitions by the Company:

	Storycode	SwellPath	Total Goodwill

Balance at December 31, 2014	$-	$-	$-
Acquisitions	2,991,384	2,965,467	5,956,851
Balance at March 31, 2015	$2,991,384	$2,965,467	$5,956,851

Intangible Assets, net

The following table summarizes the Company’s intangible assets, net as of March 31, 2015:

		March 31, 2015
Intangibles	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trade names	3 to 7	$340,000	$4,067	$335,933
Customer relationships	5	2,440,000	27,667	2,412,333
Non-compete agreements	1.5	128,000	5,250	122,750
Total Intangible assets, net		$2,908,000	$36,984	$2,871,016

Amortization expense totaled $36,984 and $0 for the quarters ended March 31, 2015, and 2014, respectively.  As of December 31, 2014 the Company had no intangible assets.

The following table summarizes the Company’s future amortization expense for the periods indicated:

Remainder of 2015	$467,858
2016	597,226
2017	538,476
2018	535,837
2019	535,143
Thereafter	196,476
Total future amortization expense	$2,871,016

Note 7  - Related Party Transactions

Due from Related Party

The Company had a loan outstanding to its largest stockholder.  The receivable bore interest at 2.64% with no definite repayment terms and during the year ended December 31, 2014 interest totaled $46,433.  During the year ended December 31, 2014, and prior to the Company becoming a C Corporation, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution.  No amounts were due from the related party for the periods ended March 31, 2015 and December 31, 2014.

Stockholder distributions for the periods ended March 31, 2015 and December 31, 2014 totaled $0 and $502,371 respectively.

Note 8  - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Accrued trade payables	$1,052,445	$703,725
Accrued compensation	434,578	335,576
Total Accounts Payable and Accrued Liabilities	$1,487,023	$1,039,301

Note 9  - Letter of Credit and Restricted Cash

On January 9, 2015, the Company amended the lease for office space at its corporate headquarters in New York.  As a result of the amended lease, the Company has secured a standby letter of credit for the benefit of the landlord for the required security deposit (see Note 15- Commitments and Contingencies).

The letter of credit is in the amount of $244,393. The letter of credit expires in July 2020 and contains renewal periods of one year.

The letter of credit was collateralized by $355,206 and $110,699 of cash for the periods ended March 31, 2015 and December 31, 2014, respectively, which was reported as restricted on the Condensed Consolidated Balance Sheets.

In March 2015, the Company established a restricted cash account in the amount of $300,000 related to the Storycode acquisition.

In March 2015, the Company established a restricted cash account in the amount of $150,000 in connection with potential legal action by a former related party.

Note 10  - Due to Factor

On August 6, 2013, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables with a recourse basis.  The financial services company commenced funding during August 2013.  The financial services company advances up to 90% of qualified customer invoices, less applicable discount fees, and holds the remaining 10% as a reserve until the customer pays the financial services company.  The released reserves are returned to the Company.  The Company was charged 0.7% for the first thirty (30) days outstanding as well as each subsequent month plus prime plus 1.75% daily for funds outstanding over thirty (30) days.  On August 21, 2014, the Company renewed this agreement which included among other changes, an elimination of the interest rate and the adoption of a Service Fee of 1.15% per month for all periods covered under the renewed agreement.  Since inception, uncollectable customer invoices are charged back to the Company after ninety (90) days.  For the periods ended March 31, 2015 and December 31, 2014, the advances from the factor, inclusive of fees, amounted to $1,020,336 and $970,541, respectively, which were offset against due from factor of $110,341 and $136,603, respectively.  Advances from the factor are collateralized by substantially all assets of the Company.

On August 21, 2014, the Company renewed its agreement with the same financial services company to continue the same purchasing and sales of its accounts receivable on a recourse basis.  The renewed agreement will expire in August 2015.

Note 11  - Notes Payable

In 2013 and prior, the Company issued $580,000 of notes payable to various individuals for business operations and growth opportunities.

Prior to 2013, the Company executed a note for $94,060.  The note matures in January 2021 and bears no interest.  The monthly fixed principal payment is $550. The note is secured by all assets of the Company. The total outstanding balance as of March 31, 2015 and December 2014 is $58,370 and $60,020, respectively.

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

Note 12  - Stock Based Compensation

The fair values of stock option grants during the quarter ended March 31, 2015 was calculated on the date of the grant using the Black-Scholes option pricing model.  There were no options granted during the year ended December 31, 2014.  Compensation expense is recognized over the period of service, generally the vesting period (see Note 3 – Significant and Critical Accounting Policies and Practices).  During the quarter ended March 31, 2015, the Company granted a total of 80,000 options to certain members of its Board of Directors.  The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the quarter ended March 31, 2015:

Fair value of Company’s common stock	$292,400
Volatility	45.00%
Exercise price	$8.60
Estimated life	5.50	years
Risk free interest rate (based on 1-year treasury rate)	1.38%
Dividend	0.00%

The following table summarizes the Company’s stock option activity and related information for the quarter ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
Granted	80,000	$3.66
Exercised	-	$-
Outstanding at March 31, 2015	80,000	$3.66
Exercisable at March 31, 2015	-	$3.66

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock based compensation awards was $21,774 for the three months ended March 31, 2015 which is included on the accompanying Condensed Consolidated Statements of Operations in selling general and administrative expenses.  All stock-based compensation expense for issued awards as of March 31, 2015 will be recognized during 2015.

As of March 31, 2015, there was $270,626 of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants.

The Black Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock option and restricted stock unit grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock based compensation expense to be recognized in future periods. The fair values of stock option and restricted stock unit grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the Condensed Consolidated Statements of Cash Flows.

Note 13  - Stockholders’ Equity

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its common and preferred stock as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Common Stock
Authorized; par value $0.00001	150,000,000	150,000,000
Issued	78,175,617	77,575,617
Outstanding	78,175,617	77,575,617

Preferred Stock
Authorized; par value $0.00001	10,000,000	10,000,000
Issued	-	-
Outstanding	-	-

Issuance of Common Stock

During June 2014, the Company issued 142,362 shares of Common Stock to investors in private placements at $1.75 per share for total proceeds of $191,000.

During July 2014, the Company issued 7,454 shares of Common Stock to an investor in a private placement at $1.75 per share for total proceeds of $10,000.

During May and June of 2014, certain note holders converted their promissory notes into Common Stock.  In total, $345,000 of promissory notes was converted into 300,001 shares of common stock.  In connection with the note conversions, the Company recorded a loss on debt extinguishment of $57,502 in the accompanying Condensed Consolidated Statements of Operations.

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

On March 4, 2015 and March 20, 2015, the Company issued 300,000 and 300,000 shares, respectively, of its Common Stock to each of Storycode and SwellPath, as part of the respective acquisitions of each of these entities (see Note 2 – Acquisitions).

For the periods ended March 31, 2015 and December 31, 2014 the Company had no issued or outstanding Preferred stock.

Note 14  - Warrants

On September 29, 2014, in connection with the Exchange, the Company completed a private placement equity offering to accredited investors, raising $4,556,100 in gross proceeds.  For its assistance in this private placement of equity, the Company paid a placement agent $3,562,500 and issued it warrants to purchase 258,155 shares of the Company’s Common Stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.77% and dividend yield of 0%.  The fair value of the warrants at grant date was $1,660,526.

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

Note 15  - Commitments and Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Operating Leases

The Company is obligated under various operating lease agreements for office facilities in California, Florida, New York, and Ohio.  As a result of the acquisitions, the Company is also obligated under operating leases for facilities in Oregon and Minneapolis.  In addition, the Company leases office facilities on a month-to-month basis in Minnesota and Colorado.

Rent expense under all office leases aggregated $130,258 and $88,972 for the quarter ended March 31, 2015 and 2014, respectively.  Rent expense was recorded in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The Company is also obligated under various operating lease agreements for equipment.  Rent expenses under all equipment leases aggregated $21,124 and $13,671 for the quarter ended March 31, 2015 and 2014, respectively.  Rent expenses under all equipment leases are recorded in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

New York Office lease

On January 9, 2015, the Company signed an amendment to for its corporate headquarter lease.  The amendment covers an additional 8,887 square feet floor space in the same building as the original lease. The new floor space lease expires in March 31, 2020.  This lease requires base annual rental payments of $488,785 for the term of the lease. Lease payments will be recognized on a straight-line basis over the term of the lease. As part of the this lease agreement, among other requirements, the Company is obligated to obtain a Letter of Credit in the amount of $244,393 which will expire on July 31, 2020 (see Note 9- Letter of Credit and Restricted Cash).

New York Office Sub-lease

On February 15, 2014, the Company signed a twenty-four (24) month agreement to sub-lease a portion of its office facilities in New York City expiring in February 29, 2016.  The lease requires base annual rental payments to the Company of $120,000 for the term of the lease.  Rental income will be recognized on a straight-line basis over the term of the lease.  As part of the lease agreement, the Company received a $30,000 security deposit, which is shown as a liability on the accompanying Condensed Consolidated Balance Sheets.

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

Deferred Rent

To induce the Company to enter into certain operating leases, landlords have granted free rent for various months over the term of occupancy.  Rent expenses recorded on the straight-line basis in excess of rents paid is recognized as deferred rent.  For the periods ended March 31, 2015 and December 31, 2014, deferred rent was $44,744 and $55,429, respectively, which is shown as a liability in the Condensed Consolidated Balance Sheets.

Note 16  - Concentrations and Credit Risks

Revenues

For the quarters ended March 31, 2015 and 2014, the Company had four significant customers that accounted for more than 10% of the Company’s total revenues.  The Company’s sales to its top five customers accounted for approximately 67% and 48% of revenues during the quarters ended March 31, 2015 and 2014, respectively.  During the quarter ended March 31, 2015, the Company had one foreign customer accounting for 22% of its revenues.  During the quarter ended March 31, 2014, the Company had no foreign customers.

Accounts Receivable

For the periods ended March 31, 2015 and December 31, 2014, the Company had approximately 68% and 57% of its accounts receivable balance held by five customers, respectively.  During the periods ended March 31, 2015 and December 31, 2014, the Company had three customers accounting for more than 10% each of its accounts receivables balances, respectively.

Accounts Payable

For the periods ended March 31, 2015 and December 31, 2014, the Company had approximately 27% and 26% of its accounts payable balances held by its top five vendors, respectively.  During each of these same periods, the Company had one and none of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 17  - Income Taxes

Effective June 27, 2014, the Company converted into a C-Corporation.  Going forward, the Company will be subject to federal and state income taxes and will have to recognize income tax expense and deferred taxes for financial statement purposes.  Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2034.  Federal and state net operating loss carryforwards are approximately $695,000, at March 31, 2015.   The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized. The Company has recorded a deferred tax asset of $2,097,218 and a deferred tax liability of $2,368,358 at March 31, 2015.

The provision for income taxes includes the following for the periods ended March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014

Current:
Federal	$-	$-
State	5,956	-

Total Current Provision	$5,956	$-

Deferred:
Federal	$(168,895)	$-
State	(19,478)	-

Total deferred	$(188,373)	$-

Income tax benefit	$(182,417)	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2015, nor did the Company record any amount for the implementation of ASC 740.  The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  The Company did not recognize any interest or penalties in its consolidated statements of operations and there are no accruals for interest or penalties at March 31, 2015.  The Company is not currently under examination by any tax jurisdiction.

Note 18  - Business and Geographic Segment Information

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

There are currently no intersegment revenues.  Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.  The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements which are described in Note 2 – Significant and Critical Accounting Policies and Practices.

Segment information relating to the Company’s results of operations was as follows for the quarters ended March 31, 2015 and 2014:

	Quarters Ended
Revenues	March 31, 2015	March 31, 2014

CMS	$2,586,003	$1,524,083
IT Staffing	689,582	1,130,492
Total	$3,275,585	$2,654,575

	Quarters Ended
Gross Margin	March 31, 2015	March 31, 2014

CMS	$1,232,121	$811,901
IT Staffing	139,636	276,708
TOTAL	$1,371,757	$1,088,609

	Quarters Ended
Profit (Loss)	March 31, 2015	March 31, 2014
CMS	$489,358	$618,163
IT Staffing	(868,803)	(327,667)
Total	$(379,445)	$290,496

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed on March 30, 2015 under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed on March 30, 2015.

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

Company Background

6D Global is a digital business solutions company serving the digital marketing and technology needs of top tier organizations using enterprise-class technologies worldwide.  6D Global offers a full suite of services and solutions to help large organizations optimize digital business channels and create better experiences for their customers.  Services include web content management, web analytics, marketing automation, mobile applications, business intelligence, marketing cloud, and IT infrastructure staffing solutions.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider for Chief Marketing Officers.  In addition, we provide digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

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

Acquisitions

Storycode

On March 4, 2015, the Company acquired all the interests of Storycode pursuant to the Storycode SPA.

Storycode is headquartered in Portland, Oregon and provides mobile development and creative design services for medium and large businesses.  Storycode creates mobile applications that feature award-winning UX (user experience) and UI (user interface) design working exclusively with the Adobe DPS platform.

In consideration for the Interests, the Company paid the Storycode Members: cash in the amount of $300,000; an additional $300,000 paid in escrow to be earned by the Storycode Members upon the one year anniversary of their employment; an aggregate of 300,000 shares of the Company’s Common Stock; and additional, potential earn out of cash and shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition. The Company also entered into employment agreements with the Storycode Members.

SwellPath

On March 20, 2015 the Company acquired all the issued and outstanding shares of SwellPath, pursuant to the SwellPath SPA.

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

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of $300,000; (ii) 300,000 shares of the Company’s Common Stock; and (iii) up to an additional 300,000 shares of Common Stock and $650,000, based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, the Company acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount $300,000.  Also, the Company agreed to an employment agreement with Mr. Ware to serve as Vice-President, which agreement contains customary terms, conditions and covenants for such an agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 3– Significant and Critical Accounting Policies and Practices”, of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015 (the “2014 Form 10-K”).

Principles of Consolidation

The Company’s condensed consolidated financial statements include all of its accounts and any intercompany balances have been eliminated in accordance with U.S. GAAP.  The Company has three subsidiaries, Six Dimensions Inc., Storycode, and SwellPath organized as two operating segments that are combined into one reporting segment.

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

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes.

Business Combinations

We account for our business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations.  Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using third-party valuations.  The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired were determined using the multi-period excess earnings method, relief of royalty method and discounted cash flow methods, respectively.

The multi-period excess earnings method used to value customer relationships requires the use of assumptions, the most significant of which include: the remaining useful life, expected revenue, survivor curve, earnings before interest and tax margins, marginal tax rate, contributory asset charges, discount rate and tax amortization benefit.

The most significant assumptions under the relief of royalty method used to value trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit.  The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate.  Management has developed these assumptions on the basis of historical knowledge of the business and projected financial information of the Company.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

The discounted cash flow valuation method requires the use of assumptions, the most significant of which include: future revenue growth, future earnings before interest, taxes, depreciation and amortization, estimated synergies to be achieved by a market participant as a result of the business combination, marginal tax rate, terminal value growth rate, weighted average cost of capital and discount rate.

Contingent Consideration

The fair value of the our contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. We utilize a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date.  We evaluate the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration at initial acquisition date and at each subsequent reporting period.  The fair value of contingent consideration is measured at each reporting period and adjusted as necessary.  Our management evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

Goodwill and Indefinite Lived Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model permits, and we utilize, a two-step method for determining goodwill impairment.  In the first step, we determine the fair value of its reporting units using a discounted cash flow analysis.  If the net book values of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is being allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Long-Lived Assets, Including definite-Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of trade names, non-compete agreements and customer relationships.  For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  We measure the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

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

Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business.  The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

In accordance with U.S. GAAP guidance, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying Condensed Consolidated Statements of Operations.

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

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in our Condensed Consolidated Balance Sheets.

We may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services.  Amounts in deferred revenue are realized when the services are performed and the criteria noted above are met.

Earnings (Loss) Per Share

We follow ASC 260, “Earnings Per Share” (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Stock-Based Compensation

Our stock-based award programs are intended to attract, retain and reward employees, officers, directors and consultants, and to align stockholder and employee interests.  We granted stock-based awards to certain individuals in 2015 under our 2015 Omnibus Incentive Plan.

Compensation expense for stock-based awards is based on the fair value of the awards at the measurement date and is included in operating expenses.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of our stock over the expected life of the option, the risk-free rate of return based on the United States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments. Stock options generally vest ratably over a three-year period and are exercisable over a period up to ten years.

Income Taxes

We account for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities of the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The U.S. GAAP guidance for income taxes prescribes a two-step approach for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. U.S. GAAP also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosers and transition.  Under U.S. GAAP, we may recognize previously unrecognized tax benefits if the tax position is effectively (rather than “ultimately”) settled through examination, negotiation or litigation.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues, and new audit activity.  Any changes in these factors could result in changes to a tax benefit or tax provision.

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in March 31, 2015 condensed consolidated financial statements.  The results of the reclassification did not affect our Condensed Consolidated Statements of Operations.

Internal Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.

Related Party Transactions

During the year ended December 31, 2014, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution. No amounts were due from the related party at March 31, 2015 or December 31, 2014.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Quarters Ended of March 31, 2015 and 2014

The following table sets forth the summary statements of operations for the periods indicated:

	Quarters Ended March 31,
	2015	2014	Increase/(Decrease)
Revenues	$3,275,585	$2,654,575	$621,010
Cost of revenues	$1,903,828	$1,565,966	$337,862
Gross margin	$1,371,757	$1,088,609	$283,148
Operating expenses	$1,900,615	$797,939	$1,102,676
Other expense, net	$(33,004)	$(174)	$(32,830)
Income tax benefit	$(182,417)	$-	$(182,417)
Net (loss) income	$(379,445)	$290,496	$(669,941)

Revenues

Our revenue increased by approximately 23% to $3,275,585 during the quarter ended March 31, 2015, from $2,654,575 during the quarter ended March 31, 2014.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts that we had with our current clients and newly added clients as well as additional revenue from acquired businesses.  This was partially offset by a decrease in our staffing services revenue.  We continue to expand our services being offered in multiple areas of the digital marketing segment through organic efforts and acquisitions and our sales and marketing efforts continue to lend to our ability to win more business.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider to Chief Marketing Officers.  We anticipate these digital marketing service offerings will continue to drive growth in our client base and sales results.

Gross Margin

Our gross profit margin was 42% during the quarter ended March 31, 2015 as compared to 41% during the quarter ended March 31, 2014.  The increase in gross margin is due to a change in product mix to professional services and project-based work in digital markets that realize higher gross margins, versus staffing solutions and service in other markets.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

Operating Expenses

Our operating expenses encompass selling general and administrative expenses consisting primarily of compensation and related costs for personnel and costs related to our facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publically traded company.

Our operating expenses increased by 138% during the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014.  The overall $1,102,676 increase in operating expenses was primarily attributable to the following increases (decreases) in operating expenses:

•
An increase in compensation and related expenses of approximately $528,499, related to additional executive and management positions to provide proper infrastructure and foster growth as well as additional staff from the acquired companies and the first issuance of stock based compensation.

•
An increase of selling general and administrative expenses due to an increase of approximately $240,040 in costs relating to travel, sales activity, and marketing associated with efforts to grow our business.

•
An increase of approximately $280,971 in professional fees for the use of outside services, consultants, accounting firms and legal firms to assist with the acquisitions and company activities related to being a publicly traded company.  These fees included services related to preparing public filings and other activities associated with being a publicly traded company.

•
An increase in costs relating to rent from acquisitions and office expansions, employee training, and software system used by the company associated with efforts to grow the business, partially offset by a reduction of certain office expenses and supplies.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases, loss on debt extinguishment and other income.

Other expenses, net increased by $32,830 to $33,004 for the quarter ended March 31, 2015 as compared to other expense, net of $174 during the quarter ended March 31, 2014 which included an interest income entry related to the settlement of the related party note partially offset by additional sub-lease rental income.  For the quarter ended March 31, 2015, other expenses, net consisted of $33,388 interest expense and $384 of other income.  For the quarter ended March 31, 2014 other expenses, net consisted of $10,174 in interest expense and $10,000 in miscellaneous income.

Income Taxes

For the year ended December 31, 2013, we were organized as a California LLC, and elected to be taxed as an S Corporation under the Internal Revenue Code of 1986, as amended and applicable state statutes.  As a result of our S Corporation status, the income of 6D Global flowed through to the stockholders, and was taxed at the individual, rather than the corporate, level.  Accordingly, we had no tax liability at the federal level (with limited exceptions) during the period that the S Corporation election was in effect.  In addition, we elected to be treated as a Subchapter S Corporation for corporate income tax purposes.  This treatment imposed individual income taxes on our stockholder’s respective shares of corporate profits, and resulted in a significantly reduced corporate-level state income tax.

The income allocable to each stockholder is subject to examination by federal and state taxing authorities.  In the event of an examination of the income tax returns of our stockholders, the tax liability of the stockholders could be changed if an adjustment in the income is ultimately determined by the taxing authorities.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2034.  Federal and state net operating loss carryforwards are approximately $695,000, at March 31, 2015.   The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.  The Company has recorded a deferred tax asset of $2,097,218 and a deferred tax liability of $2,368,358 at March 31, 2015.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  The Company has no amount recorded for any unrecognized tax benefits as of March 31, 2015, nor did the Company record any amount for the implementation of ASC 740.  The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  The Company did not recognize any interest or penalties in its consolidated statements of operations and there are no accruals for interest or penalties at March 31, 2015.  The Company is not currently under examination by any tax jurisdiction.

Net Income (Loss)

For the foregoing reasons, we had a net loss of $377,645 for the quarter ended March 31, 2015, or $(0.01) per share (basic and diluted), as compared to net income of $290,496 for the year ended March 31, 2014, or $0.01 per share (basic and diluted).

Liquidity and Capital Resources

Capital Resources
The following table summarizes total current assets, liabilities and working capital at March 31, 2015 compared to December 31, 2014:

	As of
	March 31, 2015	December 31, 2014	Increase/(Decrease)

Current Assets	$4,862,542	$6,594,456	$(1,731,914)
Current Liabilities	$2,566,956	$2,001,869	$565,087
Working Capital	$2,295,586	$4,592,587	$(2,297,001)

For the quarter ended March 31, 2015, we had a cash balance of approximately $2,671,363.  For the year ended December 31, 2014, we had a cash balance of $4,888,797.

In the first quarter of 2015, the Company acquired two businesses, Storycode and SwellPath, which acquisitions required cash payments, expanded its office space in New York, which required an additional security deposit, and increased its spending to position the Company for future growth.  These costs were predominately funded by capital raised in private placement transactions during the fiscal year ended December 31, 2014.  We anticipate financing our future day-to-day operations and capital expenditures with cash flows from operations, and by utilizing the remaining proceeds from such private placements.  We expect these sources of income to be sufficient to cover cash needs for working capital and general corporate purposes, including current liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, capital expenditures, expansion of our office locations related to growth of the business and acquisitions.  We also expect to continue to incur additional expenses as a result of operating as a public company including costs to comply with rules and regulations applicative to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.  In addition, as a public company, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

Liquidity

The following table sets forth a summary of our cash flows for the fiscal quarters ended March 31, 2015 and 2014:

Summary Cash Flows for the Quarters Ended March 31, 2015 and 2014:

	Quarters Ended March 31,
	2015	2014	Increase/(Decrease)

Net cash (used in) provided by operating activities	$(1,486,928)	$197,679	$(1,684,607)
Net cash used in investing activities	$(764,466)	$(46,433)	$(718,033)
Net cash provided by (used in) financing activities	$33,960	$(114,555)	$148,515

Cash (Used in) Provided by Operating Activities

Cash (used in) provided by operating activities consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, amortization of debt issuance costs, realized gains on sale of marketable securities, loss on debt extinguishment, deferred tax benefit, deferred rent and interest earned on restricted cash, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1,486,928 for the quarter ended March 31, 2015 compared to cash used in operating activities of $197,679 for the quarter ended March 31, 2014.  The change is principally attributable to net loss of $379,445 for the quarter ended March 31, 2015 as compared to a net income of $290,496 for the quarter ended March 31, 2014, an increase of $694,507 in restricted cash (see Note 9 - Letter of Credit and Restricted Cash), $101,573 in accounts receivable due to the increase in sales and the timing of client payments, which are monitored by us on a regular basis, an increase in depreciation and amortization to $58,822 due to the purchase of computer equipment, office expansion, and amortization related to acquired intangible assets, an increase in deferred tax benefits of $188,373 due to the recording of a tax asset booked due to the company’s conversation to a Nevada C-Corporation, an increase in unbilled revenue of $435,345 and an increase in prepaid expenses of $33,842 all offset by an increase of $370,122 in accounts payable and accrued liabilities during the first quarter ended March 31, 2015.

Cash Used in Investing Activities

Cash used in investing activities primarily consists of the purchase of property and equipment.

Cash used in investing activities increased to $764,466 for the quarter ended March 31, 2015 compared to $46,433 for the quarter ended March 31, 2014, is primarily attributable to consideration paid for our acquisitions of $542,399, internally developed software costs of $45,984 and the purchase of property and equipment of $176,083.

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

Cash Provided by (Used in) Financing Activities

Cash provided by (used in) financing activities consists primarily of net proceeds from borrowings on lines of credit, proceeds from and repayments of our factor agreement, proceeds from private placements of equity, the issuance and repayment of promissory notes, and capital leases.

Cash provided by financing activities was $33,960 for the quarter ended March 31, 2015 compared to cash used in financing activities of $114,555 for the year ended March 31, 2014.  The change is principally attributable to a $40,447 payment for capital leases, the payment $2,222,419 on our factor agreement and a payment of $1,650 on notes payable offset by a receipt of $2,298,476 from our factor agreement.  For the quarter ended March 31, 2014, we paid $3,071,006 and received $2,983,542 on our factor agreement, paid $1,650 proceeds on notes payable, distributed $11,258 to our stockholders and paid $14,183 for capital leases.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidations (Topic 810) Amendments to the Consolidation Analysis.”  The amendments in this Update affect the following areas: (1) Limited partnerships and similar legal entities; (2) Evaluating fees paid to a decision maker or a service provider as a variable interest; (3) The effect of fee arrangements on the primary beneficiary determination; (4) The effect of related parties on the primary beneficiary determination; (5) Certain investment funds.  For public business entities, the amendments in this Update are effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  Further, the amendments require the amortization of debt issuance costs to be reported as interest expense, which is consistent with current practice.  Debt issuance costs and any discount or premium should be considered in the aggregate when determining the effective interest rate on the debt.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on the financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted.  The Company is currently evaluating the effects of ASU 2015-05 on the financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Currently, investments valued using the practical expedient are categorized within the fair value hierarchy. There is diversity in how certain investments measured at net asset value with future redemption dates should be categorized within the fair value hierarchy which this update addresses. If an investment has its fair value measured at net asset value per share (or its equivalent) using the practical expedient, it should not be categorized in the fair value hierarchy. Removing these types of investments from the fair value hierarchy chart eliminates the diversity in classification of these investments and ensures that all investments categorized in the fair value hierarchy are classified consistently. Investments that calculate net asset value per share (or its equivalent) without the use of the practical expedient will continue to be included in the fair value hierarchy. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted.  The Company is currently evaluating the effects of ASU 2015-05 on the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.   Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Storycode and SwellPath and the related activities during the three months ended March 31, 2015 represents a material change in our internal control over financial reporting.  We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

2.1*	Securities Purchase Agreement by and between 6D Global Technologies, Inc. and Ms. Topaz and Mr. Porath, dated as of March 4, 2015.

2.2*	Securities Purchase Agreement by and between 6D Global Technologies, Inc. and SwellPath, Inc., dated as of March 20, 2015. †

2.3*	Goodwill Purchase Agreement by and between 6D Global Technologies, Inc and Adam Ware, dated as of March 20, 2015

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

6D Global Technologies Inc.

May 15, 2015	By:	/s/ Tejune Kang
Tejune Kang, Chief Executive Officer
(Principal Executive Officer)

6D Global Technologies Inc.

May 15, 2015	By:	/s/ Mark Szynkowski
Mark Szynkowski, Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

2.1*	Securities Purchase Agreement by and between 6D Global Technologies, Inc. and Ms. Topaz and Mr. Porath, dated as of March 4, 2015.

2.2*	Securities Purchase Agreement by and between 6D Global Technologies, Inc. and SwellPath, Inc., dated as of March 20, 2015. †

2.3*	Goodwill Purchase Agreement by and between 6D Global Technologies, Inc and Adam Ware, dated as of March 20, 2015

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

† Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.