Form 10-Q
period 2015-06-30
6D Global Technologies, Inc
filed 2015-08-14
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Number of common shares outstanding at August 12, 2015: 78,247,864.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash	$880,334	$4,888,797
Accounts receivable	2,060,447	1,316,448
Unbilled revenues	542,462	62,049
Deferred tax assets	-	161,255
Prepaid expenses and other current assets	224,369	165,907
Total Current Assets	3,707,612	6,594,456

Property and Equipment, net	433,721	154,917

Other Assets
Restricted cash	805,383	110,699
Security deposits	27,520	24,075
Internal development software	83,785	-
Goodwill	5,884,077	-
Intangible assets, net	2,758,051	-
Total Other Assets	9,558,816	134,774

Total Assets	$13,700,149	$6,884,147

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,693,181	$1,039,301
Due to factor	720,420	833,938
Current maturities of capital lease liability	53,610	53,610
Current maturities of notes payable	3,300	6,600
Deferred revenue	271,203	68,420
Contingent consideration, current portion	331,660	-
Total Current Liabilities	3,073,374	2,001,869

Long-Term Liabilities
Capital lease liability, net of current maturities	173,694	111,130
Notes payable, net of current maturities	53,420	53,420
Security deposit payable	50,000	30,000
Deferred rent	148,495	55,429
Contingent consideration, net of current portion	264,594	-
Total Long-Term Liabilities	690,203	249,979

Total Liabilities	$3,763,577	$2,251,848

Commitment and Contingencies

Stockholders' Equity
Preferred stock, par value $0.00001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.00001; 150,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 78,236,142 and 77,575,617 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	782	776
Additional paid-in capital	12,649,628	5,203,279
Accumulated deficit	(2,713,838)	(571,756)

Total Stockholders' Equity	9,936,572	4,632,299
Total Liabilities and Stockholders’ Equity	$13,700,149	$6,884,147

See accompanying notes to the condensed consolidated financial statements

 6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$3,220,343	$2,935,412	$6,495,928	$5,589,987

Cost of revenues	2,041,679	1,672,646	3,945,507	3,238,612

Gross margin	1,178,664	1,262,766	2,550,421	2,351,375

Operating expenses
Selling, general and administrative	3,064,487	832,448	4,965,102	1,630,387
Operating expenses	3,064,487	832,448	4,965,102	1,630,387

(Loss) income from operations	(1,885,823)	430,318	(2,414,681)	720,988

Other (expense) income
Interest expense, net	(154,827)	(157,049)	(188,215)	(110,523)
Loss on debt extinguishment	-	(802)	-	(57,502)
Other income	6,803	76,588	7,187	86,588
Other expense, net	(148,024)	(81,263)	(181,028)	(81,437)

(Loss) income before income tax benefit	(2,033,847)	349,055	(2,595,709)	639,551

Income tax benefit	271,210	59,867	453,627	59,867

Net (loss) income	$(1,762,637)	$408,922	$(2,142,082)	$699,418

Net (loss) income per common share – basic and diluted	$(0.02)	$0.01	$(0.04)	$0.02

Weighted average common shares – basic and diluted	78,236,142	38,215,054	58,347,713	38,215,054

See accompanying notes to the condensed consolidated financial statements

6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net (loss) income	$(2,142,082)	$699,418
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	210,956	39,982
Stock-based compensation	421,647	-
Deferred tax (benefit) expense	(459,511)	(63,334)
Loss on debt extinguishment	-	57,502
Increase in contingent consideration liability	124,213	-
Changes in Operating Assets and Liabilities:
Deferred revenue	75,449	111,283
Deferred rent	93,066	(10,952)
Restricted cash	(694,684)	(90)
Accounts receivable	(743,999)	(570,164)
Unbilled revenues	(480,413)	22,591
Prepaid expenses and other current assets	(58,462)	(58,726)
Security deposits	(3,445)	52,503
Security deposit payable	20,000	-
Accounts payable and accrued liabilities	649,051	(21,860)
Net Cash (Used in) Provided by Operating Activities	(2,988,214)	258,153

Cash Flows From Investing Activities:
Purchase of property and equipment	(240,743)	-
Internal development software	(83,785)	-
Consideration paid for acquisitions, net of cash acquired	(542,399)	-
Loans to related parties	-	(46,433)
Net Cash Used in Investing Activities	(866,927)	(46,433)

Cash Flows From Financing Activities:
Cash received for commons stock issuable	-	191,000
Gross proceeds from factor borrowing	4,057,692	5,582,429
Repayments of factor borrowing	(4,171,210)	(5,649,084)
Distribution to stockholders	-	(45,807)
Repayment of capital lease obligations	(36,504)	(28,582)
Repayment of notes payable	(3,300)	(258,300)
Proceeds on issuance of notes payable	-	20,000
Net Cash Used in Financing Activities	(153,322)	(188,344)

Net Change in Cash	(4,008,463)	23,376

Cash, beginning of period	4,888,797	5,611

Cash, end of period	$880,334	$28,987

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$42,230	$-
Cash paid for interest	$64,424	$110,523

Non-Cash Transactions:
Common stock subscribed	$-	$10,000
Conversion of notes payable into common stock issuable	$-	$345,000
Distribution to stockholders	$-	$456,563
Common stock issued in connection with acquisitions	$3,696,750	$-
Contingent consideration in connection with acquisitions	$3,800,000	$-
Capital leases	$99,068	$-
Cashless exercise of warrants	$178,099	$-

See accompanying notes to the condensed consolidated financial statements

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations

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

Note 2 - Acquisitions

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

In consideration for the Interests, the Company paid Ms. Topaz and Mr. Porath, the two members of Storycode (collectively, the “Storycode Members”): cash in the amount of $300,000; an additional $300,000 paid in escrow to be earned by the members upon the one year anniversary of their employment; an aggregate of 300,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); and additional, potential earn-out shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition.  The Company also agreed to employment agreements with the Storycode Members.  Total acquisition costs for the Storycode acquisition incurred during the three and six months ended June 30, 2015 were $38,970 and $86,161, respectively, and are included in selling general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit.

The Company’s allocation of the purchase price in connection with the acquisition of Storycode was calculated as follows:

Cash	$300,000
Stock consideration	1,953,000
Contingent consideration	2,050,000
Total consideration	$4,303,000

The consideration transferred for the Storycode acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$100,000
Deferred revenue	(59,384)
Trade name	330,000	7
Customer relationship	880,000	5
Non-compete agreement	61,000	1.5
Due from seller	46,368
Goodwill	2,945,016
Total consideration	$4,303,000

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are the criteria contained in the Storycode SPA related to the contingent consideration payable to Storycode:

1.	After one year of employment with the Company, the Storycode Members will receive $300,000 cash, which was placed in escrow at the closing of the transaction.
2.
From April 1, 2015 through March 31, 2018, and based on performance milestones and other terms set forth in the Storycode SPA, the Storycode Members may receive up to 400,000 restricted shares of 6D Global’s Common Stock.

The Company determined the fair value of the contingent consideration to be $2,050,000.  The potential range of contingent consideration can range from $0 cash and no issuance of Common Stock, in the event that the Storycode Members are not employed by the Company for one year and the performance milestones are not reached, to $300,000 in cash and 400,000 restricted shares of the Buyer Common Stock. The Company recorded the potential earn-out of 400,000 restricted shares which is part of the purchase price in the amount of $2,050,000 as additional paid-in capital included in stockholders’ equity in the Condensed Consolidated Balance Sheets.  Since the contingent cash consideration is contingent upon the Storycode Members remaining employees of the Company for a one year period, the Company will record this as compensation expense in the Condensed Consolidated Statements of Operations.

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

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of $300,000; (ii) 300,000 shares of the Company’s Common Stock; and (iii) up to an additional 300,000 shares of Common Stock and $650,000, based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, the Company acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount $300,000.  Also, the Company agreed to an employment agreement with Mr. Ware to serve as Vice-President, containing customary terms, conditions and covenants for such an agreement.  Total acquisition costs incurred for the SwellPath acquisition during the three and six months ended June 30, 2015 were $37,806 and $83,030, respectively and are included in selling general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the identifiable assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill and identifiable intangible assets are not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit.

The Company’s allocation of the purchase price in connection with the acquisition of SwellPath was calculated as follows:

Cash	$600,000
Stock consideration	1,743,750
Contingent consideration	1,750,000
Total consideration	$4,093,750

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The consideration transferred for the SwellPath acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$257,601
Deferred revenue	(67,950)
Accrued liability	(51,195)
Deferred tax liability	(620,767)
Trade name	10,000	3
Customer relationship	1,560,000	5
Non-compete agreement	67,000	1.5
Goodwill	2,939,061
Total consideration	$4,093,750

The following are the criteria contained in the SwellPath SPA related to the contingent consideration payable to SwellPath:

1.
If SwellPath’s financial performance for the period from April 1, 2015 to March 31, 2016 exceeds certain performance milestones and other terms set forth in the SwellPath SPA, the Company is may be required to pay SwellPath up to $650,000 in cash.

2.
If SwellPath’s financial performance for the period from April 1, 2016 to March 31, 2017 exceeds certain performance milestones and other terms set forth in the SwellPath SPA, SwellPath may receive up to 300,000 restricted shares of 6D Global’s Common Stock.

The Company determined the fair value of the contingent consideration to be $1,750,000.  The potential range of contingent consideration can ranged from $0 cash and no issuance of Common Stock, in the event SwellPath fails to achieve the minimum financial performance in the required time, to $650,000 in cash and 300,000 shares of Common Stock, in the event SwellPath achieves the financial performance target as of March 31, 2017.  The Company recorded contingent consideration in the amount of $472,041 as a liability on its Condensed Consolidated Balance Sheets which represents the fair value of the cash contingent consideration. The Company recorded the potential earn-out of 300,000 restricted shares in the amount of $1,277,959 as additional paid-in capital included in stockholders’ equity in the Condensed Consolidated Balance Sheets.  As of June 30, 2015, the Company recorded $124,213 of related accretion associated with the cash contingent consideration as interest expense in the Condensed Consolidated Statements of Operations.  The Company will continue to assess earn-out calculations related to the contingent consideration in future periods and any future adjustments will affect operating income.

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the six months ended June 30, 2015 and 2014 as if the acquisitions of Storycode and SwellPath occurred on January 1, 2014.  The pro forma results include estimates and assumptions which management believes are necessary.  However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of Storycode and SwellPath and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.  The unaudited pro forma revenue for Storycode was $145,712 for the pre-acquisition period.  The unaudited pro forma revenue for SwellPath was $472,442 for the pre-acquisition period.

	Unaudited Pro Forma Results of Operations for the Acquisitions of Storycode and SwellPath
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues from continuing operations	$3,220,343	$3,764,233	$7,114,082	$6,418,808
(Loss) income from continuing operations	$(1,885,823)	$526,030	$(2,407,650)	$816,526
Net (loss) income from continuing operations	$(1,762,637)	$504,460	$(2,135,135)	$794,956
Basic and diluted (loss) income per share	$(0.02)	$0.01	$(0.04)	$0.02

For the three and six months ended June 30, 2014, the Company did not have diluted shares as its warrants were not issued at this time.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015 (the “2014 Form 10-K”), as amended on March 31, 2015 (the “2014 Form 10-K/A”).

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue Recognition

The Company provides its services under time-and-materials contracts.  Revenues earned under time-and-material arrangements are recognized as services are provided.  The Company recognizes revenue from the provision of professional services when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.  Appropriate allowances for discounts are recorded concurrent with revenue recognition.

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

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in the Company’s Condensed Consolidated Balance Sheets.  As of June 30, 2015 and December 31, 2014 the balance of unbilled revenue was $542,462 and $62,049, respectively.

In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2015 and 2014, the reimbursed expenses of $396,399 and $0 respectively, were included in revenue.

The Company may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services.  Amounts in deferred revenue are realized when the services are provided and the criteria noted above are met.  As of June 30, 2015 and December 31, 2014, the balance of deferred revenues was $271,203 and $68,420, respectively.

Earnings (Loss) Per Share

 The Company follows ASC 260, Earnings Per Share (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the three and six months ended June 30, 2014, the Company did not have diluted shares as its warrants were not issued at this time.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is the computation of diluted EPS for the three and six months:

	Three Months ended June 30, 2015			Six Months ended June 30, 2015
	Net loss Numerator	Shares Denominator	Per Share Amount	Net loss Numerator	Shares Denominator	Per Share Amount
Basic and Diluted EPS	$(1,762,637)	78,236,142	$(0.02)	$(2,142,082)	58,347,713	$(0.04)

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

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation.  Accordingly, stock-based compensation for employees and non-employee directors is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option pricing model.  This model contains certain assumptions including expected volatility is a combination of the Company’s competitors’ historical volatility over the expected life of the option, the risk-free rate of return based on the Unites States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments   Stock options generally vest ratably over the terms stated in each Award Agreement and are exercisable over a period up to ten years.

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

Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board, (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” This ASU amends the current Accounting Standards Codification to coincide with language provided by in SEC Staff Accounting Bulletin (“SAB”) 115. The amendments in this update are effective upon issuance and are not expected to have a material impact on the Company’s condensed consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its condensed consolidated financial statements and have not yet determined the method by which it will adopt the standard.

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in June 30, 2015 condensed consolidated financial statements.  The results of the reclassification did not affect our Condensed Consolidated Statements of Operations.

Internal Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.

The Company capitalizes direct costs incurred in the development of internal-use software. Internal-use software development costs capitalized for the six and twelve month period ended June 30, 2015 and December 31, 2014, are reflected in the following table:

	June 30, 2015	December 31, 2014

Internal development software	$83,785	$-

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

The Company’s capital lease liability and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements for the six months ended June 30, 2015 and 2014.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and the basis for that measurement:

	Fair Value Measurement at June 30, 2015
	Total	Level 1	Level 2	Level 3

Contingent SwellPath acquisition consideration	$596,254	$-	$-	$596,254
	$596,254	$-	$-	$596,254

As of June 30, 2014, the Company had no assets or liabilities measured at fair value.

Note 5 - Property and Equipment, net

The following is a summary of property and equipment, net for the periods presented:

	June 30, 2015	December 31, 2014

Property and equipment	$642,510	$302,699
Less accumulated depreciation	(208,789)	(147,782)
Property and equipment, net	$433,721	$154,917

Depreciation and amortization expense related to property and equipment totaled $39,169 and $19,992 for the three months ended June 30, 2015, and 2014, respectively.  Depreciation and amortization related to property and equipment expense totaled $61,007 and $39,982 for the six months ended June 30, 2015, and 2014, respectively.

Note 6 - Goodwill and Intangible Assets, net

Goodwill

The following table summarizes the Company’s goodwill as of June 30, 2015 resulting from the acquisitions by the Company:

	Storycode	SwellPath	Total Goodwill

Balance at December 31, 2014	$-	$-	$-
Acquisitions	2,945,016	2,939,061	5,884,077
Balance at June 30, 2015	$2,945,016	$2,939,061	$5,884,077

During the three months ended June 30, 2015 the Company recognized working capital adjustments of $46,368 for Storycode and $26,406 for SwellPath which were recorded as reductions to goodwill.

Intangible Assets, net

The following table summarizes the Company’s intangible assets, net as of June 30, 2015:

		June 30, 2015
Intangibles	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trade names	3 to 7	$340,000	$16,686	$323,314
Customer relationships	5	2,440,000	106,680	2,333,320
Non-compete agreements	1.5	128,000	26,583	101,417
Total Intangible assets, net		$2,908,000	$149,949	$2,758,051

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense related to intangible assets totaled $112,965 and $0 for the three months ended June 30, 2015, and 2014, respectively.   Amortization expense related to intangible assets totaled $149,949 and $0 for the six months ended June 30, 2015, and 2014, respectively.  As of December 31, 2014 the Company had no intangible assets.

The following table summarizes the Company’s future amortization expense for the periods indicated:

Remainder of 2015	$241,701
2016	569,556
2017	566,184
2018	586,496
2019	587,506
Thereafter	206,608
Total future amortization expense	$2,758,051

Note 7 - Related Party Transactions

Due from Related Party

The Company had a loan outstanding to its largest stockholder.  The receivable bore interest at 2.64% with no definite repayment terms and during the year ended December 31, 2014 interest totaled $46,433.  During the year ended December 31, 2014, and prior to the Company becoming a C Corporation, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution.  No amounts were due from the related party for the periods ended June 30, 2015 and December 31, 2014.  Stockholder distributions for the periods ended June 30, 2015 and December 31, 2014 totaled $0 and $502,371 respectively.

Note 8 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following for the periods presented:

	June 30, 2015	December 31, 2014

Accrued trade payables	$1,180,454	$703,725
Accrued compensation	512,727	335,576
Total Accounts Payable and Accrued Liabilities	$1,693,181	$1,039,301

Note 9 - Letter of Credit and Restricted Cash

On January 9, 2015, the Company amended the lease for office space at its corporate headquarters in New York.  As a result of the amended lease, the Company has secured a standby letter of credit for the benefit of the landlord for the required security deposit (see Note 15 - Commitments and Contingencies).

The letter of credit is in the amount of $244,393. The letter of credit expires in July 2020 and contains renewal periods of one year.

The letter of credit was collateralized by $355,383 and $110,699 of cash for the periods ended June 30, 2015 and December 31, 2014, respectively, which was reported as restricted on the Condensed Consolidated Balance Sheets.

In March 2015, the Company established a restricted cash account in the amount of $300,000 related to the Storycode acquisition.

In March 2015, the Company established a restricted cash account in the amount of $150,000 in connection with potential legal action by a former related party.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10 - Due to Factor

On August 6, 2013, the Company signed a one year agreement with a financial services company for the purchase and sale of accounts receivables with a recourse basis.  The financial services company commenced funding during August 2013.  The financial services company advances up to 90% of qualified customer invoices, less applicable discount fees, and holds the remaining 10% as a reserve until the customer pays the financial services company.  The released reserves are returned to the Company.  The Company was charged 0.7% for the first thirty (30) days outstanding as well as each subsequent month plus prime plus 1.75% daily for funds outstanding over thirty (30) days.  On August 21, 2014, the Company renewed this agreement which included among other changes, an elimination of the interest rate and the adoption of a Service Fee of 1.15% per month for all periods covered under the renewed agreement.  Since inception, uncollectable customer invoices are charged back to the Company after ninety (90) days.  As of June 30, 2015 and December 31, 2014, the advances from the factor, inclusive of fees, amounted to $802,881 and $970,541, respectively, which were offset against due from factor of $82,461 and $136,603, respectively.  Advances from the factor are collateralized by substantially all assets of the Company.

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

Prior to 2013, the Company executed a note for $94,060.  The note matures in January 2021 and bears no interest.  The monthly fixed principal payment is $550. The note is secured by all assets of the Company. The total outstanding balance as of June 30, 2015 and December 2014 is $56,720 and $60,020, respectively.

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

Note 12 - Stock Based Compensation

The fair values of stock option grants during the six months ended June 30, 2015 was calculated on the date of the grant using the Black-Scholes option pricing model.  There were no options granted during the year ended December 31, 2014.  Compensation expense is recognized over the period of service, generally the vesting period (see Note 3 - Significant and Critical Accounting Policies and Practices).  During the six months ended June 30, 2015, the Company granted a total of 80,000 options to certain members of its Board of Directors.  The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options for the six months ended June 30, 2015:

Fair value of Company’s common stock	$292,400
Volatility	45.00%
Exercise price	$8.60
Estimated life	5.50	years
Risk free interest rate (based on 1-year treasury rate)	1.38%
Dividend	0.00%

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three months ended June 30, 2015, the Company granted a total of 1,088,500 options to certain employees and officers of the Company.  The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options granted during the three months ended June 30, 2015:

Fair value of Company’s common stock	$2,639,100
Volatility	45.00%
Exercise price	$8.28 to 8.68
Estimated life	6.50	years
Risk free interest rate (based on 1-year treasury rate)	1.57 to 1.84%
Dividend	0.00%

The following table summarizes the Company’s stock option activity and related information as of June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
Granted during the 3 months ended March 31, 2015	80,000	$3.66
Granted during the 3 months ended June 30, 2015	1,088,500	$2.42
Exercised	-	$-
Outstanding at June 30, 2015	1,168,500	$2.51

Exercisable at June 30, 2015	80,000	$3.66

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock based compensation awards was $399,873 and $421,647 for the three and six months ended June 30, 2015, respectively.  Expenses for stock based compensation is included on the accompanying Condensed Consolidated Statements of Operations in cost of goods sold of $61,682 and $61,682 as well as in selling general and administrative expense of $338,191 and $359,965 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2015, there was $2,509,854 of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 13 - Stockholders’ Equity

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its common and preferred stock as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Common Stock
Authorized; par value $0.00001	150,000,000	150,000,000
Issued	78,236,142	77,575,617
Outstanding	78,236,142	77,575,617

Preferred Stock
Authorized; par value $0.00001	10,000,000	10,000,000
Issued	-	-
Outstanding	-	-

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

On March 4, 2015 and March 20, 2015, the Company issued 300,000 shares, respectively, of its Common Stock to each of Storycode and SwellPath, as part of the respective acquisitions of each of these entities (see Note 2 - Acquisitions).

During the three months ended June 30, 2015, 80,588 warrants were exercised through a cashless exercise provision for the issuance of 60,525 shares of the Company’s Common Stock (see Note 14 - Warrants).

For the periods ended June 30, 2015 and December 31, 2014 the Company had no issued or outstanding Preferred stock.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 14 - Warrants

On September 29, 2014, in connection with the Exchange, the Company completed a private placement equity offering to accredited investors, raising $4,556,100 in gross proceeds.  For its assistance in this private placement of equity, the Company paid a placement agent commissions representing 10% of the gross proceeds and issued it warrants to purchase 258,155 shares of the Company’s Common Stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.77% and dividend yield of 0%.  The fair value of the warrants at grant date was $1,660,526.

On November 21, 2014, the Company completed a private placement equity offering to accredited investors, raising $1,052,498 in gross proceeds.  For its assistance in this private placement of equity, the Company paid a placement agent commissions representing 10% of the gross proceeds and issued it warrants to purchase 32,239 shares of the Company’s Common Stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.63% and dividend yield of 0%.  The fair value of the warrants at grant date was $91,436.

During the three months ended June 30, 2015, 80,588 warrants were exercised through a cashless exercise provision for the issuance of 60,525 shares of the Company’s Common Stock. The following table summarizes the warrant activity for the six months ended June 30, 2015:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2014	290,394	$2.21
Granted	-	-
Exercised	-	-
Balance at March 31, 2015	290,394	$2.21
Granted	-	-
Exercised	(80,588)	$2.21
Balance at June 30, 2015	209,806	$2.21

The warrants outstanding at June 30, 2015 are immediately exercisable at $2.21, and have a weighted average remaining term of approximately 4.27 years.

The Company uses the basis for the accounting of warrants issued in connection with the private placement to the placement agent in accordance with ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging.  The warrants were considered an issuance cost for the private placement and therefore were deducted from the gross proceeds reducing equity.

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

Operating Leases

The Company is obligated under various operating lease agreements for office facilities in California, New York, and Ohio.  As a result of the acquisitions, the Company is also obligated under operating leases for facilities in Oregon and Minneapolis.  In addition, the Company leases office facilities on a month-to-month basis in Minnesota and Colorado.

Rent expense under all office leases aggregated $232,057 and $82,445 for the three months ended June 30, 2015 and 2014, respectively.  Rent expense under all office leases aggregated $362,315 and $171,417 for the six months ended June 30, 2015 and 2014, respectively.  Rent expense was recorded in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Rent expenses under all equipment leases aggregated $23,446 and $26,425 for the three months ended June 30, 2015 and 2014, respectively.  The Company is also obligated under various operating lease agreements for equipment.  Rent expenses under all equipment leases aggregated $44,570 and $40,096 for the six months ended June 30, 2015 and 2014, respectively.  Rent expenses under all equipment leases are recorded in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ohio Lease

On June 21, 2013, the Company signed a lease commitment for its office and apartment space in Cincinnati, Ohio. The lease expires on August 30, 2018 and requires annual payments of $53,676 with increases in increments of 3% each year thereafter.  Rent expense will be recognized on a straight line basis over the term of the lease.  The lease contains one option to renew the lease for a term of sixty (60) months at the then prevailing market rates.

New York Office lease

On January 9, 2015, the Company signed an amendment to for its corporate headquarter lease.  The amendment covers an additional 8,887 square feet floor space in the same building as the original lease. The new floor space lease expires in March 31, 2020.  This lease requires base annual rental payments of $488,785 for the term of the lease. Lease payments will be recognized on a straight-line basis over the term of the lease. As part of the this lease agreement, among other requirements, the Company is obligated to obtain a Letter of Credit in the amount of $244,393 which will expire on July 31, 2020 (see Note 9 - Letter of Credit and Restricted Cash).

New York Office Sub-lease

On February 15, 2014, the Company signed a twenty-four (24) month agreement to sub-lease a portion of its office facilities in New York City expiring in February 29, 2016.  The lease requires base annual rental payments to the Company of $120,000 for the term of the lease.  Rental income will be recognized on a straight-line basis over the term of the lease.  As part of the lease agreement, the Company received a $30,000 security deposit, which is shown as a liability on the accompanying Condensed Consolidated Balance Sheets.  On April 1, 2015, the Company amended and extended the sub-lease through August 31, 2018 and increased the rental payments to include variable increases to offset a portion of increases from the Company’s corporate headquarter lease.

On April 1, 2015, the Company signed a forty-one (41) month agreement to sub-lease a portion of its office facilities in New York City expiring August 31, 2018.  The lease requires increasing rental payments over the next year of the lease, followed by base annual rental payments to the Company of $102,000, plus variable increases for the remaining term of the lease.  As part of the lease agreement, the Company received a $20,000 security deposit, which is shown as a liability on the accompanying Condensed Consolidated Balance Sheets.  Rental income will be recognized on a straight-line basis over the term of the lease.

California Leases

On April 29, 2014, the Company signed a lease amendment for its office facilities in San Ramon, California.  The amendment extends the lease past the May 31, 2014 expiration date on a month to month basis with monthly rental payments of $2,836.  On June 30, 2014, the Company cancelled the lease, and the lease expired on September 30, 2014.

Deferred Rent

To induce the Company to enter into certain operating leases, landlords have granted free rent for various months over the term of occupancy.  Rent expenses recorded on the straight-line basis in excess of rents paid is recognized as deferred rent.  For the periods ended June 30, 2015 and December 31, 2014, deferred rent was $148,495 and $55,429, respectively, which is shown as a liability in the Condensed Consolidated Balance Sheets.

Note 16 - Concentrations and Credit Risks

Revenues

For the three months ended June 30, 2015 and 2014, the Company had two and three significant customers that accounted for more than 10% of the Company’s total revenues, respectively.  The Company’s sales to its top five customers accounted for approximately 27% and 13% of revenues during the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the Company had two significant customers that accounted for more than 10% of the Company’s total revenues.  The Company’s sales to its top five customers accounted for approximately 53% and 52% of revenues during the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015, the Company had one foreign customer accounting for 26% of its revenues.  During the six months ended June 30, 2014, the Company had one foreign customer.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

For the periods ended June 30, 2015 and December 31, 2014, the Company had approximately 65% and 57% of its accounts receivable balance held by five customers, respectively.  During the periods ended June 30, 2015 and December 31, 2014, the Company had four and three customers accounting for more than 10% each of its accounts receivables balances, respectively.

Accounts Payable

For the periods ended June 30, 2015 and December 31, 2014, the Company had approximately 38% and 26% of its accounts payable balances held by its top five vendors, respectively.  During each of these same periods, the Company had one and none of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 17 - Income Taxes

Effective June 27, 2014, the Company converted into a C-Corporation.  Going forward, the Company will be subject to federal and state income taxes and will have to recognize income tax expense and deferred taxes for financial statement purposes.  Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2034.  Federal and state net operating loss carryforwards are approximately $1,897,000, at June 30, 2015.   The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized. The Company has recorded a full valuation allowance against its net deferred tax asset as of June 30, 2015.

The provision for income taxes includes the following for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Current:
Federal	$-	$(2,395)	$-	$(2,395)
State	72	(1,072)	(5,884)	(1,072)

Total Current Provision	72	(3,467)	(5,884)	(3,467)

Deferred:
Federal	$243,102	$56,032	$411,997	$56,032
State	28,036	7,302	47,514	7,302

Total deferred	271,138	63,334	459,511	63,334

Income tax benefit	$271,210	$59,867	$453,627	$59,867

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  The Company has no amount recorded for any unrecognized tax benefits as of June 30, 2015, nor did the Company record any amount for the implementation of ASC 740.  The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  The Company did not recognize any interest or penalties in its condensed consolidated statements of operations and there are no accruals for interest or penalties at June 30, 2015.  The Company is not currently under examination by any tax jurisdiction.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18 - Business and Geographic Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.  The Company has determined that its two reportable segments are Content Management Systems (“CMS”) and Information Technology Staffing (“IT Staffing”).  CMS offers web content management solutions, marketing cloud solutions, mobile applications, analytics, front-end user experience and design, and marketing automation.  The IT Staffing segment provides contract and contract-to-hire IT professional staffing services.

There are currently no intersegment revenues.  Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.  The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements which are described in Note 3 – Significant and Critical Accounting Policies and Practices.

Segment information relating to the Company’s results of operations was as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
Revenues	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

CMS	$2,835,842	$1,912,986	$5,421,845	$3,639,790
IT Staffing	384,501	1,022,426	1,074,083	1,950,197
Total	$3,220,343	$2,935,412	$6,495,928	$5,589,987

	Three Months Ended		Six Months Ended
Gross Margin	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

CMS	$1,094,262	$1,003,663	$2,326,384	$1,881,119
IT Staffing	84,402	259,103	224,037	470,256
TOTAL	$1,178,664	$1,262,766	$2,550,421	$2,351,375

	Three Months Ended		Six Months Ended
Net (Loss) Income	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

CMS	$204,681	$729,630	$371,831	$1,369,711
IT Staffing	(1,967,318)	(320,708)	(2,513,913)	(670,293)
TOTAL	$(1,762,637)	$408,922	$(2,142,082)	$699,418

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 19 - Subsequent Events

On July 14, 2015, the Company issued 11,723 shares of its Common Stock in exchange for 20,000 warrants which were issued on September 29, 2014 to certain employees with an exercise price of $2.21 and a remaining life of 4.27 years as of the quarter ended June 30, 2015.

On July 27, 2015, the Company terminated its factor agreement with Porter Capital.  The same day an Asset Based Lending Agreement (the “ABL”) was implemented with The California Bank of Commerce.  The Company may borrow up to $3,000,000 of their eligible Accounts Receivable.  Interest accrues at a rate of 3.75% plus the prime rate with a minimum of 7.00%.  In connection with this Letter of Credit the Company paid $22,500 in fees which will be recorded in the Company’s Condensed Consolidated Statements of Operations for the quarter ended September 30, 2015.  The letter of credit automatically renews annually unless the Company provides prior written notice of its intent to cancel the agreement.  Through the ABL the Company will achieve lower interest expenses and greater scalability in their credit facility.

On August 10, 2015, the Company entered into a Stock Purchase Agreement with a single institutional investor pursuant to which the Company agreed to issue and sell 1,088 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.00001 per share (the “Series A Preferred Stock”), convertible into shares of the Company’s common stock, at a fixed conversion price of $5.25 per share, at a purchase price of $10,000 per share with an 8% original issue discount, for total gross proceeds of $10.0 million, or the sale of approximately $10.88 million.  The dividend rate amounts to 8.5% per annum subject to certain upward or downward adjustments with a maximum dividend rate of 17.0% and a minimum dividend rate of 0.0%, and will accrue until conversion, redemption or maturity.  Series A Preferred Stock shall mature seven years following the issuance date, at which time such shares will automatically convert into shares of common stock. Upon conversion, the Company shall pay the holders of the Series A Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise received if they had been held through the maturity date. The dividends and conversion premium may be paid in cash or, at the Company’s option, shares of common stock. If the Company elects to pay the dividends or conversion premium amount in the form of common stock, the number of shares to be issued shall be calculated (subject to adjustment under certain triggering events) by using 90.0% of the average of the five lowest daily volume weighted average prices during the measurement period, less $0.05 per share of common stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $0.05 per share of common stock. The Company will not issue any of its common stock that would result in the holder being deemed to beneficially own more than 4.99% of the total common stock outstanding at any one-time (which may be increased to 9.99% at the option of the holder).  The net proceeds of the transaction are intended is to be used to finance potential future acquisitions, global expansion, increase sales and marketing efforts, and for general corporate purposes, including working capital to foster the Company’s continued growth.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed on March 30, 2015 under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed on March 30, 2015 as amended on March 31, 2015.

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

Acquisitions

Storycode

On March 4, 2015, we acquired all the interests of Storycode pursuant to the Storycode SPA.

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

SwellPath

On March 20, 2015 we acquired all the issued and outstanding shares of SwellPath, pursuant to the SwellPath SPA.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015 (the “2014 Form 10-K”) as amended on March 31, 2015 (the “2014 Form 10-K/A”).

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Business Combinations

We account for our business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations.  Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, we record the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

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

Contingent Consideration

The fair value of the our contingent consideration is based on management’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. We utilize a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date.  We evaluate the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration at initial acquisition date and at each subsequent reporting period.  The fair value of contingent consideration is measured at each reporting period and adjusted as necessary.  Our management evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

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

Contingencies

Occasionally, we may be involved in claims and legal proceedings arising from the ordinary course of its business.  We record a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Revenue Recognition

We provide our services under time-and-materials contracts.  Revenues earned under time-and-material arrangements are recognized as services are provided.  We recognize revenue from the provision of professional services when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.  Appropriate allowances for returns and discounts are recorded concurrent with revenue recognition.

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

In accordance with U.S. GAAP guidance, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses, we classify reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying Condensed Consolidated Statements of Operations.

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

Compensation expense for stock-based awards is based on the fair value of the awards at the measurement date and is included in operating expenses.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility is a combination of our competitors’ historical volatility over the expected life of the option, the risk-free rate of return based on the United States treasury yield curve in effect at the time of the grant for the expected term of the option, the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on history and expectation of dividend payments. Stock options generally vest ratably over a three-year period and are exercisable over a period up to ten years.

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in June 30, 2015 condensed consolidated financial statements.  The results of the reclassification did not affect our Condensed Consolidated Statements of Operations.

Internal Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.

Related Party Transactions

During the year ended December 31, 2014, the loan balance of $456,563 was eliminated as we treated the loan balance as a stockholder distribution. No amounts were due from the related party at June 30, 2015 or December 31, 2014.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended of June 30, 2015 and 2014

The following table sets forth the summary statements of operations for the periods indicated:

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
Revenues	$3,220,343	$2,935,412	$284,931
Cost of revenues	$2,041,679	$1,672,646	$369,033
Gross margin	$1,178,664	$1,262,766	$(84,102)
Operating expenses	$3,064,487	$832,448	$2,232,039
Other expense, net	$(148,024)	$(81,263)	$(66,761)
Income tax benefit (expense)	$271,210	$59,867	$211,343
Net (loss) income	$(1,762,637)	$408,922	$(2,171,559)

Revenues

Our revenue increased by approximately 10% to $3,220,343 during the three months ended June 30, 2015, from $2,935,412 during the three months ended June 30, 2014.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts that we had with our current clients and newly added clients as well as additional revenue from acquired businesses.  There was also an increase in the amount of pass through expenses invoiced to our clients. This was partially offset by a decrease in our staffing services revenue.  We continue to expand our services being offered in multiple areas of the digital marketing segment through organic efforts and acquisitions and our sales and marketing efforts continue to lend to our ability to win more business.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider to Chief Marketing Officers.  We anticipate these digital marketing service offerings will continue to drive growth in our client base and sales results.

Cost of revenues

Our cost of revenues increased by approximately 22% to $2,041,679 during the three months ended June 30, 2015, from $1,672,646 during the three months ended June 30, 2014.  The increase in cost of revenues was primarily due to increase in labor costs related to support the change in revenues and increases in the amount of pass through expenses billed to the client over the prior year.  Share based compensation related to employee stock option grants.  Also additional consultative staff hired through recruiting efforts and acquired companies to increase our ability to provide service to our clients.  We continually monitor the utilization of our salaried billable consultants.

Gross Margin

Our gross profit margin was 37% during the three months ended June 30, 2015 as compared to 43% during the three months ended June 30, 2014.  The decrease in gross margin is due to a change in the mix of services provided in project-based work provided to our clients in the digital market space coupled with additional expense related to share based compensation from employee stock option grants.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

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

Our operating expenses increased by 268% during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The overall $2,232,039 increase in operating expenses was primarily attributable to the following increases and decreases in operating expenses:

•
An increase in compensation and related expenses of $855,143, related to additional executive, management, and sales positions to provide proper infrastructure and foster growth as well as additional staff from the acquired companies.

•	An increase of selling general and administrative expenses due to an increase of $301,212 in costs related to travel, sales activity, and marketing associated with efforts to grow our business.
•
An increase of approximately $256,435 in professional fees for the use of outside services, consultants, accounting firms and legal firms to assist with the acquisitions and company activities related to being a publicly traded company.  These fees included services related to preparing public filings and other activities associated with being a publicly traded company.

•
An increase in costs related to rent from acquisitions and office expansions of $149,611. An increase of depreciation expense and amortization of intangibles expense of $135,993 also related to the acquisitions and office expansion.

•	An increase of share base compensation related to stock options grants of $338,189.
•	An increase in costs related to employee training and software system used by the company associated with efforts to grow the business.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases accretion associated with acquisition related contingent consideration, loss on debt extinguishment and other income.

Other expenses, net increased by $66,761 to $148,024 for the three months ended June 30, 2015 as compared to other expense, net of $81,263 during the three months ended June 30, 2014 which included an interest income entry related to the settlement of the related party note partially offset by additional sub-lease rental income.  For the three months ended June 30, 2015, other expenses, net consisted of $30,614 interest expense, accretion associated with acquisition related contingent consideration of $124,213 which is included in interest expense, and $6,803 of other income.  For the three months ended June 30, 2014 other expenses, net consisted of $157,049 in interest expense, and a loss of $802 on debt extinguishment offset by $76,588 in miscellaneous income.

Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  We had no amount recorded for any unrecognized tax benefits for the three months ended June 30, 2015, nor did we record any amount for the implementation of ASC 740.  Our policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  We did not recognize any interest or penalties in its condensed consolidated statements of operations and there are no accruals for interest or penalties for the three months ended June 30, 2015.  We are not currently under examination by any tax jurisdiction.

Net Income (Loss)

For the foregoing reasons, we had a net loss of $1,762,637 for the three months ended June 30, 2015, or $(0.02) per share (basic and diluted), as compared to net income of $408,922 for the year ended June 30, 2014, or $0.01 per share (basic and diluted).

Results of Operations for the Six Months Ended of June 30, 2015 and 2014

The following table sets forth the summary statements of operations for the periods indicated:

	Quarters Ended June 30,
	2015	2014	Increase/(Decrease)
Revenues	$6,495,928	$5,589,987	$905,941
Cost of revenues	$3,945,507	$3,238,612	$706,895
Gross margin	$2,550,421	$2,351,375	$199,046
Operating expenses	$4,965,102	$1,630,387	$3,334,715
Other expense, net	$(181,028)	$(81,437)	$(99,591)
Income tax benefit (expense)	$453,627	$59,867	$393,760
Net (loss) income	$(2,142,082)	$699,418	$(2,841,500)

Revenues

Our revenue increased by approximately 16% to $6,495,928 during the six months ended June 30, 2015, from $5,589,987 during the six months ended June 30, 2014.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts that we had with our current clients and newly added clients as well as additional revenue from acquired businesses.  Also an increase in the amount of pass through expenses invoiced to our customers.  This was partially offset by a decrease in our staffing services revenue.  We continue to expand our services being offered in multiple areas of the digital marketing segment through organic efforts and acquisitions and our sales and marketing efforts continue to lend to our ability to win more business.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider to Chief Marketing Officers.  We anticipate these digital marketing service offerings will continue to drive growth in our client base and sales results.

Cost of Revenues

Our cost of revenues increased by approximately 22% to $3,945,507 during the six months ended June 30, 2015, from $3,238,612 during the six months ended June 30, 2014.  The increase in cost of revenues was primarily due to increase in labor costs related to support the change in revenues and increases in the amount of pass through expenses billed to the clients over the prior year. Additional expense from share based compensation related to employee stock option grants.

Gross Margin

Our gross profit margin was 39% during the six months ended June 30, 2015 as compared to 42% during the six months ended June 30, 2014.  The decrease in gross margin is due to a change in the mix of professional services in the project-based work provided to our clients in digital market space coupled with additional expense related to share based compensation from employee stock option grants.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

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

Our operating expenses increased by 205% during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.  The overall $3,334,715 increase in operating expenses was primarily attributable to the following increases and decreases in operating expenses:

•
An increase in compensation and related expenses of $1,230,558, related to additional executive, management, and sales positions to provide proper infrastructure and foster growth as well as additional staff from the acquired companies.

•	An increase of selling general and administrative expenses due to an increase of $541,237 in costs relating to travel, sales activity, and marketing associated with efforts to grow our business.
•
An increase of approximately $704,394 in professional fees for the use of outside services, consultants, accounting firms and legal firms to assist with the acquisitions and company activities related to being a publicly traded company.  These fees included services related to preparing public filings and other activities associated with being a publicly traded company.

•
An increase in costs related to rent from acquisitions and office expansions of $190,898. An increase of depreciation expense and amortization of intangibles expense of $175,905 also related to the acquisitions and office expansion.

•	An increase of share base compensation related to stock options grants of $359,965.
•
An increase in costs related to office expenditures from the acquisitions and office expansions, employee training, and software system used by the company associated with efforts to grow the business.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases, accretion associated with acquisition related contingent consideration, loss on debt extinguishment and other income.

Other expenses, net increased by $99,591 to $181,028 for the six months ended June 30, 2015 as compared to other expense, net of $81,437 during the six months ended June 30, 2014 which included an interest income entry related to the settlement of the related party note partially offset by additional sub-lease rental income.  For the six months ended June 30, 2015, other expenses, net consisted of $64,002 interest expense, accretion associated with acquisition related contingent consideration of $124,213 which is included in interest expense, and $7,187 of other income.  For the six months ended June 30, 2014 other expenses, net consisted of $110,523 in interest expense, and a loss of $57,502 on debt extinguishment offset by $86,588 in other income.

Income Taxes

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2034.  Federal and state net operating loss carryforwards are approximately $1,897,000, at June 30, 2015.   The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.  We have recorded a full valuation allowance against the net deferred tax asset as of June 30, 2015.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  We had no amount recorded for any unrecognized tax benefits for the six months ended June 30, 2015, nor did the Company record any amount for the implementation of ASC 740.  Our policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  We did not recognize any interest or penalties in its condensed consolidated statements of operations and there are no accruals for interest or penalties for the six months ended June 30, 2015.  We are not currently under examination by any tax jurisdiction.

Net Income (Loss)

For the foregoing reasons, we had a net loss of $2,142,082 for the six months ended June 30, 2015, or $(0.04) per share (basic and diluted), as compared to net income of $699,418 for the year ended June 30, 2014, or $0.02 per share (basic and diluted).

Liquidity and Capital Resources

Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 compared to December 31, 2014:

	As of
	June 30, 2015	December 31, 2014	Increase/(Decrease)

Current Assets	$3,707,612	$6,594,456	$(2,886,844)
Current Liabilities	$3,073,374	$2,001,869	$1,071,505
Working Capital	$634,238	$4,592,587	$(3,958,349)

For the six months ended June 30, 2015, we had a cash balance of $880,334.  For the year ended December 31, 2014, we had a cash balance of $4,888,797.

In the first quarter of 2015, the Company acquired two businesses, Storycode and SwellPath, which acquisitions required cash payments, expanded its office space in New York, which required an additional security deposit, and increased its spending to position the Company for future growth.  These costs were predominately funded by capital raised in private placement transactions during the fiscal year ended December 31, 2014.  We anticipate financing our future day-to-day operations and capital expenditures with cash flows from operations, and by utilizing the remaining proceeds from such private placements.  We expect these sources of income to be sufficient to cover cash needs for working capital and general corporate purposes, including current liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, and capital expenditures.  We also expect to continue to incur additional expenses as a result of operating as a public company including costs to comply with rules and regulations applicative to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.  In addition, as a public company, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

Liquidity

The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014:

Summary Cash Flows for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)

Net cash (used in) provided by operating activities	$(2,988,214)	$258,153	$(3,246,367)
Net cash used in investing activities	$(866,927)	$(46,433)	$(820,494)
Net cash used in financing activities	$(153,322)	$(188,344)	$35,022

Cash (Used in) Provided by Operating Activities

Cash used in operating activities consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, amortization of debt issuance costs, realized gains on sale of marketable securities, loss on debt extinguishment, deferred tax benefit, deferred rent and interest earned on restricted cash, as well as the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2,988,214 for the six months ended June 30, 2015 compared to cash provided by operating activities of $258,153 for the six months ended June 30, 2014.  The change is principally attributable to net loss of $2,142,082 for the six months ended June 30, 2015 as compared to a net income of $699,418 for the six months ended June 30, 2014, an increase of $694,684 in restricted cash (see Note 9 - Letter of Credit and Restricted Cash), $743,999 in accounts receivable due to the increase in sales and the timing of client payments, which are monitored by us on a regular basis, an increase in unbilled revenue of $480,413, an increase in the contingent consideration liability of $124,213, an increase in deferred tax benefits of $459,511 due to the recording of a tax asset, and an increase in prepaid expenses of $58,462 all offset by an increase of $649,051 in accounts payable and accrued liabilities, an increase in stock based compensation of $421,647, and increase in deferred rent of $93,066, and increase in deferred revenues of $75,449, and an increase in depreciation and amortization to $210,956 due to the purchase of computer equipment, office expansion, and amortization related to acquired intangible assets during the first six months ended June 30, 2015.

Cash Used in Investing Activities

Cash used in investing activities primarily consists of the purchase of property and equipment.

Cash used in investing activities increased to $866,927 for the six months ended June 30, 2015 compared to $46,433 for the six months ended June 30, 2014, is primarily attributable to consideration paid for our acquisitions of $542,399, internally developed software costs of $83,785 and the purchase of property and equipment of $240,743.

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

Cash Used in Financing Activities

Cash provided by (used in) financing activities consists primarily of net proceeds from borrowings on lines of credit, proceeds from and repayments of our factor agreement, proceeds from private placements of equity, the issuance and repayment of promissory notes, and capital leases.

Cash used in financing activities was $153,322 for the six months ended June 30, 2015 compared to cash used in financing activities of $188,344 for the six months ended June 30, 2014.  The change is principally attributable to a $36,504 payment for capital leases, the payment of $4,171,210 on our factor agreement and a payment of $3,300 on notes payable offset by a receipt of $4,057,692 from our factor agreement.  For the six months ended June 30, 2014, we paid $5,649,084 and received $5,582,429 on our factor agreement, paid $258,300 on notes payable, distributed $45,807 to our stockholders, received $20,000 from the issuance of our notes and paid $28,582 for capital leases.

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

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board, (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” This ASU amends the current Accounting Standards Codification to coincide with language provided by in SEC Staff Accounting Bulletin (“SAB”) 115. The amendments in this update are effective upon issuance and are not expected to have a material impact on the Company’s condensed consolidated financial statements.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Storycode and SwellPath and the related activities during the six months ended June 30, 2015 represents a material change in our internal control over financial reporting.  We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

6D Global Technologies Inc.

August 14, 2015	By:	/s/ Tejune Kang
Tejune Kang, Chief Executive Officer
(Principal Executive Officer)

6D Global Technologies Inc.

August 14, 2015	By:	/s/ Mark Szynkowski
Mark Szynkowski, Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.