Form 10-Q
period 2015-09-30
6D Global Technologies, Inc
filed 2015-11-16
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 001-35002

6D GLOBAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1899833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of common shares outstanding at November 13, 2015: 78,247,864.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash	$8,802,316	$4,888,797
Accounts receivable	1,745,605	1,316,448
Unbilled revenues	709,444	62,049
Deferred tax assets	-	161,255
Prepaid expenses and other current assets	369,216	165,907
Total Current Assets	11,626,581	6,594,456

Property and Equipment, net	428,583	154,917

Other Assets
Restricted cash	655,562	110,699
Security deposits	35,816	24,075
Internal development software	138,535	-
Goodwill	5,889,437	-
Intangible assets, net	2,637,200	-
Total Other Assets	9,356,550	134,774

Total Assets	$21,411,714	$6,884,147

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$1,670,274	$1,039,301
Due to factor	-	833,938
Current maturities of capital lease liability	53,610	53,610
Current maturities of notes payable	6,600	6,600
Deferred revenue	130,368	68,420
Short-term debt	1,091,008	-
Contingent consideration, current portion	337,664	-
Total Current Liabilities	3,289,524	2,001,869

Long-Term Liabilities
Capital lease liability, net of current maturities	182,244	111,130
Notes payable, net of current maturities	48,470	53,420
Security deposit payable	50,000	30,000
Deferred rent	129,793	55,429
Derivative liability	12,346,147	-
Contingent consideration, net of current portion	269,383	-
Total Long-Term Liabilities	13,026,037	249,979

Total Liabilities	$16,315,561	$2,251,848

Commitment and Contingencies

Redeemable convertible preferred stock net of issuance costs, par value $0.00001; 10,000,000 shares authorized; 1,088 and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	$10,277,862	$-

Stockholders' Equity (Deficit)
Common stock, par value $0.00001; 150,000,000 shares authorized; 78,247,864 and 77,575,617 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	782	776
Additional paid-in capital	3,940,065	5,203,279
Accumulated deficit	(9,122,556)	(571,756)

Total Stockholders' Equity (Deficit)	(5,181,709)	4,632,299
Total Liabilities, Redeemable convertible preferred stock and Stockholders’ Equity (Deficit)	$21,411,714	$6,884,147

See accompanying notes to the condensed consolidated financial statements

 6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$3,115,726	$2,709,066	$9,611,654	$8,299,053

Cost of revenues	1,857,173	1,713,409	5,802,680	4,952,021

Gross margin	1,258,553	995,657	3,808,974	3,347,032

Operating expenses
Selling, general and administrative	3,194,060	874,389	8,159,162	2,504,776
Operating expenses	3,194,060	874,389	8,159,162	2,504,776

(Loss) income from operations	(1,935,507)	121,268	(4,350,188)	842,256

Other (expense) income
Interest expense, net	(60,752)	(81,934)	(248,967)	(105,869)
Loss on debt extinguishment	-	-	-	(57,502)
Loss on derivative liability	(4,418,867)	-	(4,418,867)	-
Other (expense) income	(57)	-	7,130	-
Other expenses, net	(4,479,676)	(81,934)	(4,660,704)	(163,371)

(Loss) income before income tax benefit (expense)	(6,415,183)	39,334	(9,010,892)	678,885

Income tax benefit (expense)	6,465	(7,745)	460,092	52,122

Net (loss) income	$(6,408,718)	$31,589	$(8,550,800)	$731,007

Accretion of equity issuance costs	(12,264)	-	(12,264)	-

Deemed dividend for preferred stock	(10,880,000)	-	(10,880,000)	-

Net (loss) income attributable to common stockholders	$(17,300,982)	$31,589	$(19,443,064)	$731,007

Net (loss) income per common share attributable to common stockholders – basic	$(0.22)	$0.00	$(0.25)	$0.02

Weighted average common shares – basic	78,247,864	39,499,702	78,220,139	38,696,586

Net (loss) income per common share attributable to common stockholders – diluted	$(0.22)	$0.00	$(0.25)	$0.02

Weighted average common share - diluted	78,247,864	39,615,792	78,220,139	38,839,722

See accompanying notes to the condensed consolidated financial statements

 6D GLOBAL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net (loss) income	$(8,550,800)	$731,007
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	379,294	59,048
Stock-based compensation	531,628	-
Deferred tax benefit	(464,872)	(75,558)
Loss on debt extinguishment	-	57,502
Change in contingent consideration liability	135,006	-
Loss on derivative liability	4,418,867	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(429,157)	(205,433)
Unbilled revenues	(647,395)	(49,429)
Prepaid expenses and other current assets	(203,309)	(14,305)
Restricted cash	(544,863)	(146)
Security deposits	(11,741)	54,632
Accounts payable and accrued liabilities	630,973	800,610
Deferred revenue	(65,386)	-
Security deposit payable	20,000	-
Deferred rent	74,364	(10,956)
Net Cash (Used in) Provided by Operating Activities	(4,727,391)	1,346,972

Cash Flows From Investing Activities:
Purchase of property and equipment	(273,859)	-
Internal development software	(138,535)	-
Consideration paid for acquisitions, net of cash acquired	(542,399)	-
Loans to related parties	-	(46,433)
Net Cash Used in Investing Activities	(954,793)	(46,433)

Cash Flows From Financing Activities:
Gross proceeds from factor borrowing	4,167,113	8,012,245
Repayments of factor borrowing	(5,001,051)	(8,380,318)
Distribution to stockholders	-	(45,808)
Proceeds from the issuance of short-term debt	1,091,008	-
Repayment of capital lease obligations	(42,015)	(41,492)
Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	9,385,598	-
Repayment of notes payable	(4,950)	(259,950)
Proceeds on issuance of notes payable	-	20,000
Proceeds from private placement, net of issuance costs	-	3,982,887
Net Cash Provided by Financing Activities	9,595,703	3,287,564

Net Change in Cash	3,913,519	4,588,103

Cash, beginning of period	4,888,797	5,611

Cash, end of period	$8,802,316	$4,593,714

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$9,236	$4,495
Cash paid for interest	$91,781	$108,349

Non-Cash Transactions:
Reclassification of due from related party into common stock issuable	$-	$456,563
Conversion of notes payable into common stock issuable	$-	$345,000
Common stock issued in connection with acquisitions	$3,696,750	$-
Deemed divided related to the issuance of preferred shares	$10,880,000	$-
Contingent consideration in connection with acquisitions	$3,800,000	$-
Capital leases	$113,129	$-
Cashless exercise of warrants	$178,099	$-

See accompanying notes to the condensed consolidated financial statements

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 - Organization and Operations

6D Global Technologies, Inc. (the “Company” or “6D Global”) is a digital business solutions company serving the digital marketing and technology needs of top tier organizations using enterprise-class technologies worldwide.  6D Global’s services and products allow customers to create remarkable digital experiences across marketing channels and devices, optimize and measure them, and achieve greater performance, return, and success. Services include web experience with content management, analytics, creative, mobile, marketing management solutions, and IT infrastructure staffing solutions. 6D Global is primarily focused on digital technology solutions and becoming a one stop provider for Chief Marketing Officers.   The Company provides digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

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

In consideration for the Interests, the Company paid Ms. Topaz and Mr. Porath, the two members of Storycode (collectively, the “Storycode Members”): cash in the amount of $300,000; an additional $300,000 paid in escrow to be earned by the members upon the one year anniversary of their employment; an aggregate of 300,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); and additional, potential earn-out shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition.  The Company also agreed to employment agreements with the Storycode Members.  Total acquisition costs for the Storycode acquisition incurred during the three and nine months ended September 30, 2015 were $0 and $86,161, respectively, and are included in selling general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill.  The goodwill is deductible for tax purposes.  The intangible assets are being amortized over their expected period of benefit.

The Company is in the process of complete a valuation of the acquisition of Storycode to determine the value of the intangible assets and goodwill. Once the valuation has been completed, the Company will make any necessary adjustments to these balances as necessary.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined the fair value of the contingent consideration to be $2,050,000.  The potential range of contingent consideration can range from $0 cash and no issuance of Common Stock, in the event that the Storycode Members are not employed by the Company for one year and the performance milestones are not reached, to $300,000 in cash and 400,000 restricted shares of Common Stock.  The Company recorded the potential earn-out of 400,000 restricted shares which is part of the purchase price in the amount of $2,050,000 as additional paid-in capital included in stockholders’ equity in the Condensed Consolidated Balance Sheets.  Since the contingent cash consideration is contingent upon the Storycode Members remaining employees of the Company for a one year period, the Company will record this as compensation expense in the Condensed Consolidated Statements of Operations.

SwellPath

On March 20, 2015, the Company entered into and consummated a Securities Purchase Agreement (the “SwellPath SPA”) to acquire all of the issued and outstanding shares (the “SwellPath Shares”) of SwellPath, Inc., (“SwellPath”) an Oregon corporation.

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

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of $300,000; (ii) 300,000 shares of the Company’s Common Stock; and (iii) up to an additional 300,000 shares of Common Stock and $650,000, based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, the Company acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount $300,000.  Also, the Company agreed to an employment agreement with Mr. Ware to serve as Vice-President, containing customary terms, conditions and covenants for such an agreement.  Total acquisition costs incurred for the SwellPath acquisition during the three and nine months ended September 30, 2015 were $0 and $83,030, respectively and are included in selling general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the identifiable assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill and identifiable intangible assets are not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit.

The Company is in the process of complete a valuation of the acquisition of SwellPath to determine the value of the intangible assets and goodwill. Once the valuation has been completed, the Company will make any necessary adjustments to these balances as necessary.

The Company’s allocation of the purchase price in connection with the acquisition of SwellPath was calculated as follows:

Cash	$600,000
Stock consideration	1,743,750
Contingent consideration	1,750,000
Total consideration	$4,093,750

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consideration transferred for the SwellPath acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$257,601
Deferred revenue	(67,950)
Accrued liability	(51,195)
Deferred tax liability	(626,127)
Trade name	10,000	3
Customer relationship	1,560,000	5
Non-compete agreement	67,000	1.5
Goodwill	2,944,421
Total consideration	$4,093,750

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

The Company determined the fair value of the contingent consideration to be $1,750,000.  The potential range of contingent consideration can range from $0 cash and no issuance of Common Stock, in the event SwellPath fails to achieve the minimum financial performance in the required time, to $650,000 in cash and 300,000 shares of Common Stock, in the event SwellPath achieves the financial performance target as of March 31, 2017.  The Company recorded contingent consideration in the amount of $472,041 as a liability on its Condensed Consolidated Balance Sheets which represents the fair value of the cash contingent consideration.  The Company recorded the potential earn-out of 300,000 restricted shares in the amount of $1,277,959 as additional paid-in capital included in stockholders’ equity in the Condensed Consolidated Balance Sheets.  As of September 30, 2015, the Company recorded $135,006 of related accretion associated with the cash contingent consideration as interest expense in the Condensed Consolidated Statements of Operations.  The Company will continue to assess earn-out calculations related to the contingent consideration in future periods and any future adjustments will affect operating income.

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2015 and 2014 as if the acquisitions of Storycode and SwellPath occurred on January 1, 2014.  The pro forma results include estimates and assumptions which management believes are necessary.  However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of Storycode and SwellPath and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.  The unaudited pro forma revenue for Storycode was $145,712 for the pre-acquisition period.  The unaudited pro forma revenue for SwellPath was $472,442 for the pre-acquisition period.

	Unaudited Pro Forma Results of Operations for the Acquisitions of Storycode and SwellPath
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$3,115,726	$3,537,887	$10,229,808	$9,956,695
(Loss) income	$(1,935,507)	$216,980	$(4,343,157)	$1,033,506
Net (loss) income from operations	$(6,408,718)	$127,127	$(8,543,853)	$922,083
Accretion of equity issuance costs	$(12,264)	$-	$(12,264)	$-
Deemed dividend for preferred stock	$(10,880,000)	$-	$(10,880,000)	-
Net income attributable to common stockholders	$(17,300,982)	$127,127	$(19,436,117)	922,083
Basic and diluted (loss) income per share attributable to common stockholders	$(0.22)	$0.00	$(0.25)	0.02

For the three and nine months ended September 30, 2014, the Company did not have diluted shares as its warrants were not issued at that time.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the Company as a capital lease; and if none of the four criteria are met, the lease is classified by the Company as an operating lease.

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

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in the Company’s Condensed Consolidated Balance Sheets.  As of September 30, 2015 and December 31, 2014 the balance of unbilled revenue was $709,444 and $62,049, respectively.

In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying Condensed Consolidated Statements of Operations.  For the three months ended September 30, 2015 and 2014, the reimbursed expenses of $115,817 and $0, respectively were included in revenue.  For the nine months ended September 30, 2015 and 2014, the reimbursed expenses of $512,216 and $0, respectively, were included in revenue.

The Company may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services.  Amounts in deferred revenue are realized when the services are provided and the criteria noted above are met.  As of September 30, 2015 and December 31, 2014, the balance of deferred revenues was $130,368 and $68,420, respectively.

Earnings (Loss) Per Share Applicable to Common Stockholders

The Company follows ASC 260, Earnings Per Share (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is the computation of (loss) income per share applicable to common stockholders for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net loss	$(6,408,718)	$31,589	$(8,550,800)	$731,007
Less: Accretion of equity issuance costs	(12,264)	-	(12,264)	-
Less: Deemed dividend for preferred stock (Note 15)	(10,880,000)	-	(10,880,000)	-
(Loss) income applicable to common stockholders, basic and diluted	$(17,300,982)	$31,589	$(19,443,064)	$731,007

Basic and diluted (loss) income per share	$(0.22)	$0.00	$(0.25)	$0.02

Weighted average common outstanding:
Basic	78,247,864	39,499,702	78,220,139	38,696,586
Diluted	78,247,864	39,615,792	78,220,139	38,839,722

Potentially dilutive securities (1)
Outstanding stock options	1,116,000	-	1,116,000	-
Common stock warrants	189,806	116,090	189,806	143,136
Convertible preferred stock	1,088	-	1,088	-

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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

The Plan will provide the Company with flexibility as to the types of incentive compensation awards that it may provide, including awards of stock options, stock appreciation rights (“SAR”s), restricted stock, restricted stock units, other stock-based awards and cash incentive awards.  The number of shares of common stock authorized for issuance under the Plan is 4,800,000, all of which may be granted as incentive stock options under the Internal Revenue Code of 1986 (the “Code”) Section 422.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Convertible Preferred Stock

The Company accounts for its Series A Redeemable Convertible Preferred Stock (“Redeemable Preferred Stock”) under the provisions of Accounting Series Release 268, SEC Comments and Interpretations (“ASR 268”), ASC 505 – Equity, ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging. Accordingly, these shares along with the embedded conversion feature, the redemption feature, and the conversion feature are all part of temporary equity (“mezzanine equity”) in the Company’s Condensed Consolidated Balance Sheets based upon the terms and conditions of the Stock Purchase Agreement (“SPA”).  In accordance with ASC 480 the initial carrying amount of Redeemable Preferred Stock is equal to the amount of proceeds received upon issuance, as reduced for the derivative liability associated with the dividend anti-dilution protection. As the residual value of the Redeemable Preferred Stock in temporary equity represents the value of the preferred stock to be converted into shares of the Company’s common stock, the resulting effective conversion price per share is less than the Company’s stock price on the date of issuance, resulting in a beneficial conversion feature. The value of the beneficial conversion feature exceeds the value of the Redeemable Preferred Stock held in temporary equity, therefore the full value of the Redeemable Preferred Stock is reduced to zero.

Under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) the Company’s management noted that the dividends are considered a freestanding financial instrument, and are classified as an increase in the carrying value of the Redeemable Preferred Stock in the Company’s Condensed Consolidated Balance Sheets.  Separately, an anti-dilution feature was identified as a bifurcated component of the dividends.  As the dividend rate fluctuates inversely to the Company’s stock price, in accordance with ASC 480, it was concluded that the dividends anti-dilution feature should be accounted for as a liability which is initially and subsequently measured at fair value, with changes in fair value recognized in earnings on a quarterly basis.

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

Recently Issued Accounting Pronouncements

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”).  ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities.  This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds.  ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements.  This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter.  The amendments must be applied retrospectively.  The requirements of ASU 2015-03 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016).  When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and have not yet determined the method by which the Company will adopt the standard.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  When effective, ASU 2015-16 will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The requirements of ASU 2015-16 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the September 30, 2015 condensed consolidated financial statements.  The results of the reclassification did not affect our Condensed Consolidated Statements of Operations.

Internal Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.

The Company capitalizes direct costs incurred in the development of internal-use software. Internal-use software development costs capitalized are reflected net of amortization in the following table for the periods indicated:

	September 30, 2015	December 31, 2014

Internal development software, net of amortization	$138,535	$-

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, unbilled revenues, prepaid expense and other current assets, accounts payable, and due to factor, approximate their fair values because of the short maturity of these instruments.

The Company’s capital lease liability and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements for the nine months ended September 30, 2015 and 2014.

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and the basis for that measurement:

	Fair Value Measurement at September 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Contingent SwellPath acquisition consideration	$607,047	$-	$-	$607,047
Derivative liability	12,346,147	-		12,346,147
	$12,953,194	$-	$-	$12,953,194

As of September 30, 2014, the Company had no assets or liabilities measured at fair value.

Note 5 - Property and Equipment, net

The following is a summary of property and equipment, net for the periods presented:

	September 30, 2015	December 31, 2014

Property and equipment	$684,858	$302,699
Less accumulated depreciation	(256,275)	(147,782)
Property and equipment, net	$428,583	$154,917

Depreciation and amortization expense related to property and equipment totaled $47,487 and $19,066 for the three months ended September 30, 2015, and 2014, respectively.  Depreciation and amortization related to property and equipment expense totaled $108,494 and $59,048 for the nine months ended September 30, 2015, and 2014, respectively.

Note 6 - Goodwill and Intangible Assets, net

Goodwill

The following table summarizes the Company’s goodwill as of September 30, 2015 resulting from the acquisitions by the Company:

	Storycode	SwellPath	Total Goodwill

Balance at December 31, 2014	$-	$-	$-
Acquisitions	2,945,016	2,944,421	5,889,437
Balance at September 30, 2015	$2,945,016	$2,944,421	$5,889,437

During the nine months ended September 30, 2015 the Company recognized working capital adjustments of $46,368 for Storycode and $26,406 for SwellPath which were recorded as reductions to goodwill.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets, net

The following table summarizes the Company’s intangible assets, net as of September 30, 2015:

		September 30, 2015
Intangibles	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trade names	3 to 7	$340,000	$29,306	$310,694
Customer relationships	5	2,440,000	193,577	2,246,423
Non-compete agreements	1.5	128,000	47,917	80,083
Total Intangible assets, net		$2,908,000	$270,800	$2,637,200

Amortization expense related to intangible assets totaled $120,851 and $0 for the three months ended September 30, 2015, and 2014, respectively.  Amortization expense related to intangible assets totaled $270,800 and $0 for the nine months ended September 30, 2015, and 2014, respectively.  As of December 31, 2014 the Company had no intangible assets.

The following table summarizes the Company’s future amortization expense for the periods indicated:

Remainder of 2015	$120,850
2016	569,556
2017	566,184
2018	586,496
2019	587,506
Thereafter	206,608
Total future amortization expense	$2,637,200

Note 7 - Related Party Transactions

Due from Related Party

The Company had a loan outstanding to its largest stockholder.  The receivable bore interest at 2.64% with no definite repayment terms and during the year ended December 31, 2014 interest totaled $46,433.  During the year ended December 31, 2014, and prior to the Company becoming a C Corporation, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution.  No amounts were due from the related party for the periods ended September 30, 2015 and December 31, 2014.  Stockholder distributions for the periods ended September 30, 2015 and December 31, 2014 totaled $0 and $502,371 respectively.

Note 8 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following for the periods presented:

	September 30, 2015	December 31, 2014

Accrued trade payables	$1,117,897	$703,725
Accrued compensation	552,377	335,576
Total accounts payable and accrued liabilities	$1,670,274	$1,039,301

Note 9 - Letter of Credit and Restricted Cash

On January 9, 2015, the Company amended the lease for office space at its corporate headquarters in New York.  As a result of the amended lease, the Company has secured a standby letter of credit for the benefit of the landlord for the required security deposit (see Note 17 - Commitments and Contingencies).

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The letter of credit is in the amount of $244,393. The letter of credit expires in July 2020 and contains renewal periods of one year.

The letter of credit was collateralized by $355,562 and $110,699 of cash for the periods ended September 30, 2015 and December 31, 2014, respectively, which was reported as restricted on the Condensed Consolidated Balance Sheets.

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

On August 21, 2014, the Company renewed this agreement which included among other changes, an elimination of the interest rate and the adoption of a Service Fee of 1.15% per month for all periods covered under the renewed agreement.  Since inception, uncollectable customer invoices are charged back to the Company after ninety (90) days.  The renewed agreement was scheduled to expire in August 2015.
On July 27, 2015, the Company terminated its factor agreement with the financial services company.  As of September 30, 2015 and December 31, 2014, the advances from the factor, inclusive of fees, amounted to $0 and $970,541, respectively, which were offset against due from factor of $0 and $136,603, respectively.  Advances from the factor were collateralized by substantially all assets of the Company.

Note 11 – Short-term Debt

On July 27, 2015, the Company implemented an Asset Based Lending Agreement (the “ABL”) with The California Bank of Commerce.  The Company may borrow up to $3,000,000 of their eligible Accounts Receivable.  Interest accrues at a rate of 3.75% plus the prime rate with a minimum of 7.00%.  In connection with this line of credit the Company paid $22,500 in fees which was recorded in the Company’s Condensed Consolidated Statements of Operations for the quarter ended September 30, 2015.  The line of credit automatically renews annually unless the Company provides prior written notice of its intent to cancel the agreement.  Through the ABL the Company will achieve lower interest expenses and greater scalability in their credit facility.

As of September 30, 2015, the Company had an outstanding balance and unused balance in the ABL of $1,091,008 and $1,908,992, respectively. For the three and nine months ended September 30, 2015, the Company paid $7,775 in interest on the ABL.

Note 12 - Notes Payable

In 2013 and prior, the Company issued $580,000 of notes payable to various individuals for business operations and growth opportunities.

Prior to 2013, the Company executed a note for $94,060.  The note matures in January 2021 and bears no interest.  The monthly fixed principal payment is $550. The note is secured by all assets of the Company. The total outstanding balance as of September 30, 2015 and December 2014 is $55,070 and $60,020, respectively.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Based Compensation

The fair values of stock option grants during the nine months ended September 30, 2015 were calculated on the date of the grant using the Black-Scholes option pricing model.  There were no stock options granted during the year ended December 31, 2014.  Compensation expense is recognized over the period of service, generally the vesting period (see Note 3 - Significant and Critical Accounting Policies and Practices).  During the nine months ended September 30, 2015, the Company granted a total of 80,000 stock options to certain members of its Board of Directors.  The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options on the grant date:

Fair value of Company’s Common Stock	$292,400
Volatility	45.00%
Exercise price	$8.60
Estimated life	5.50	years
Risk free interest rate (based on 5-year treasury rate)	1.38%
Dividend	0.00%

During the nine months ended September 30, 2015, the Company granted a total of 1,201,000 options to certain employees and officers of the Company.  The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options on the grant date:

Fair value of Company’s Common Stock	$2,904,000
Volatility	45.00 – 50.00%
Exercise price	$2.63 to 11.25
Estimated life	6.50	years
Risk free interest rate (based on 5-year treasury rate)	1.57 to 2.03%
Dividend	0.00%

The following table summarizes the Company’s stock option activity and related information as of September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Weight Average Exercise Price
Outstanding at January 1, 2015	-	$-	-	-
Granted	1,281,000	$2.50	4.40	8.24
Exercised	-	$-	-	-
Forfeited	(165,000)	$2.40	4.64	8.35
Outstanding at September 30, 2015	1,116,000	$2.51	4.36	8.23

Exercisable at September 30, 2015	80,000	3.66	4.36	8.60

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock based compensation awards was $109,980 and $531,628 for the three and nine months ended September 30, 2015, respectively.  Expenses for stock based compensation is included on the accompanying Condensed Consolidated Statements of Operations in cost of goods sold of $35,844 and $97,527 as well as in selling, general and administrative expense of $74,136 and $434,101 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015, there was $2,664,373 of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14 – Common Stock

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its Common Stock for the periods indicated:

Common Stock	September 30, 2015	December 31, 2014
Authorized; par value $0.00001	150,000,000	150,000,000
Issued	78,247,864	77,575,617
Outstanding	78,247,864	77,575,617

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

In September 2014, the Company completed a private placement equity offering to accredited investors pursuant to an Agreement and Plan of Share Exchange (the “Exchange Agreement”).  The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.  The issuance costs associated with the private placement were $774,213. These costs have been recorded as a reduction to additional paid-in capital as of the year ended December 31, 2014.

The Exchange Agreement completed in September 2014 had the following impact on stockholders’ equity:

•
In January 2014, the beginning balance of common shares, Common Stock and additional paid in capital were changed to reflect the exchange of 1.3 CleanTech Innovations Inc. (“CleanTech”) shares for each share of Six Dimensions, Inc., a Nevada corporation formerly known as Initial Koncepts, Inc. (“Six Dimensions”).

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

During the period ended September 30, 2015, 100,588 warrants were exercised through a cashless exercise provision for the issuance of 72,248 shares of the Company’s Common Stock (see Note 16 - Warrants).

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Redeemable Convertible Preferred Stock

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its Redeemable Convertible Preferred Stock for the periods indicated:

Redeemable Convertible Preferred Stock	September 30, 2015	December 31, 2014
Authorized; par value $0.00001	10,000,000	10,000,000
Issued	1,088	-
Outstanding	1,088	-

Background

On August 10, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with a single institutional investor pursuant to which the Company agreed to issue and sell 1,088 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.00001 per share (the “Redeemable Preferred Stock”), convertible into shares of the Company’s Common Stock, at a fixed conversion price of $5.25 per share, at a purchase price of $10,000 per share with an 8% original issue discount, for total gross proceeds of $10.0 million, or the sale of approximately $10.88 million.

Conversion Feature - The Redeemable Preferred Stock may be converted to shares of the Company’s Common Stock at either the holder or the Company’s option.

Redemption Feature – The Stock Purchase Agreement contains a Corporation Redemption Option and an Early Redemption option (provided that no Trigger Event has occurred).

Dividends - The dividend rate amounts to 8.5% per annum subject to certain upward or downward adjustments based upon the market value of the Company’s Common Stock, with a maximum dividend rate of 17.0% and a minimum dividend rate of 0.0%, and will accrue until the earlier of conversion, redemption, or maturity.  In addition, the dividend rate will increase by 10 percentage points in the event of certain “triggering events,” including as described below.  The Redeemable Preferred Stock will mature seven years following the issuance date, at which time such shares will automatically convert into shares of Common Stock.

Conversion Premium

Upon conversion, the Company shall pay the holders of the Redeemable Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise received if they had been held through the dividend maturity date.  The conversion premium is only payable in certain circumstances and meets the definition of a contingent dividend. The dividends and conversion premium may be paid in cash or, at the Company’s option, shares of Common Stock.  If the Company elects to pay the dividends or conversion premium amount in the form of Common Stock, the number of shares to be issued shall be calculated (subject to adjustment under certain triggering events) by using 90.0% of the average of the five lowest daily volume weighted average prices during the measurement period, less $0.05 per share of Common Stock, not to exceed 100% of the lowest sales price on the last day of such measurement period, less $0.05 per share of Common Stock.  The Company will not issue any of its Common Stock that would result in the holder being deemed to beneficially own more than 4.99% of the total Common Stock outstanding at any one-time (which may be increased to 9.99% at the option of the holder).  The net proceeds of the transaction are intended to be used to finance potential future acquisitions, global expansion, increase sales and marketing efforts, and for general corporate purposes, including working capital to foster the Company’s continued growth.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Authorized, issued and outstanding shares as of September 30, 2015 are as follows:

Series A Redeemable Convertible Preferred Stock	September 30, 2015	December 31, 2014
Shares authorized	1,088	-
Shares outstanding	1,088	-
Par value	$0.00001	-
Conversion rate	$5.25	-
Dividend rate	18.50%	-
Original issue date	August 10, 2015	-
Redemption date	August 10, 2022	-

Triggering Event

On September 10, 2015 the Company’s trading was halted at a closing bid of $2.90.  As a result, the “Triggering Event” as defined within the SPA as “a suspension from trading or the failure of the Common Stock to be trading or listed on the NASDAQ Capital Market;" is considered to be met.  Accordingly, this event had the following implications on the Redeemable Preferred Stock:

•	The dividend rate will adjust upward by 10 percentage points from the stated rate of 8.5%.
•
If the Company elects to pay dividends or the conversion premium amount in Common Stock, the number of shares to be issued will be calculated by using 80.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $0.05 per share of Common Stock, not to exceed 80.0% of the lowest sales price on the last day of any Measurement Period, less $0.05 per share of Common Stock.

•	The Company no longer has the option to redeem the shares prior to the dividend maturity date.
•
As the equity conditions per the SPA were not met at September 30, 2015, the Company does not have the ability to convert the Redeemable Preferred Stock to Common Shares prior to the Dividend Maturity date.

•
The measurement date is adjusted to the period beginning from the Issuance date and ending 30 trading days after all applicable Conversion shares have actually been received into the Holder’s designated brokerage account.

Administrative and legal fees incurred as of September 30, 2015 and December 31, 2014 related to the issuance of the Redeemable Preferred Stock are $614,402 and $0, respectively, and are recorded as a reduction to the carrying value of the Redeemable Preferred Stock.

Classification of Redeemable Preferred Stock

The Redeemable Preferred Stock are to be classified as part of temporary equity (mezzanine equity) along with the associated identified financial instruments including the embedded conversion feature and the redemption feature in the Company’s Condensed Consolidated Balance Sheets based upon the terms and conditions of the SPA.  The initial carrying amount of Redeemable Preferred Stock is equal to the amount of proceeds received upon issuance, as reduced for the derivative liability associated with the dividend anti-dilution protection. As the residual value of the Redeemable Preferred Stock in temporary equity represents the value of the preferred stock to be converted into shares of the Company’s common stock, the resulting effective conversion price per share is less than the Company’s stock price on the date of issuance, resulting in a beneficial conversion feature. The value of the beneficial conversion feature exceeds the value of the Redeemable Preferred Stock held in temporary equity, therefore the full value of the Redeemable Preferred Stock is reduced to zero. With no restrictions on when the holders of the Redeemable Preferred Stock may convert, the redemption value of the Redeemable Preferred Stock is then recorded within temporary equity and classified as a deemed dividend in the amount of $10,880,000.

The conversion premium and the dividends associated with the Redeemable Preferred Stock contain an anti-dilution feature within the dividend rate, which fluctuates inversely to the changes in the value of the Company’s stock price. Under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) the Company’s management noted that this inverse relationship triggers liability treatment of such features. Accordingly, the conversion premium and the dividends are identified as a derivative liability which require bifurcation from the Redeemable Preferred Stock. Initial and subsequent measurement of these feature will be recorded at fair value, with changes in fair value recognized in earnings on a quarterly basis.

The fair value of the conversion premium and dividend anti-dilution features were determined to be $7,927,280 upon issuance at August 10, 2015 and $12,346,147 as of September 30, 2015. The change between the two valuations of $4,418,867 is recorded as part of the Loss on derivative liability.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is the activity for the Company’s preferred issuances for the periods presented:

	Redeemable Convertible Preferred Stock
	Shares	Amount
December 31, 2014	-	-
Issuance of preferred stock	1,088	$10,000,000
Bifurcation of anti-dilution features	-	(7,927,280)
Beneficial conversion feature	-	(2,072,720)
Redemption value of redeemable preferred stock	-	10,880,000
Equity issuance costs	-	(614,402)
Accretion of equity issuance costs	-	12,264
September 30, 2015	1,088	$10,277,862

Note 16 - Warrants

On September 29, 2014, in connection with the Exchange Agreement, the Company completed a private placement equity offering to accredited investors, raising $4,556,100 in gross proceeds.  For its assistance in this private placement of equity, the Company paid a placement agent commissions representing 10% of the gross proceeds and issued it warrants to purchase 258,155 shares of the Company’s Common Stock.  The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: estimated life of five years, volatility of 46.5%, risk-free interest rate of 1.77% and dividend yield of 0%.  The fair value of the warrants at grant date was $1,660,526.

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

During the three months ended September 30, 2015, 80,588 warrants were exercised through a cashless exercise provision for the issuance of 60,525 shares of the Company’s Common Stock.

On July 14, 2015, the Company issued 11,723 shares of its Common Stock in exchange for 20,000 warrants which were issued on September 29, 2014 to certain employees with an exercise price of $2.21 and a remaining life of 4.27 years as of the quarter ended June 30, 2015.

The following table summarizes the warrant activity for the nine months ended September 30, 2015:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2014	290,394	$2.21
Granted	-	-
Exercised	(100,588)	$2.21
Balance at September 31, 2015	189,806	$2.21

The warrants outstanding at September 30, 2015 are immediately exercisable at $2.21, and have a weighted average remaining term of approximately 3.93 years.

The Company uses the basis for the accounting of warrants issued in connection with the private placement to the placement agent in accordance with ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging.  The warrants were considered an issuance cost for the private placement and therefore were deducted from the gross proceeds reducing equity.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Commitments and Contingencies

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

Legal Proceedings

Discover Growth Fund v. 6D Global Technologies, Inc., et al., Case No. 15-cv-7618 (PKC) (S.D.N.Y.)

On September 28, 2015, Discover Growth Fund (“Discover”) filed an action in the United States District Court for the Southern District of New York (the “District Court”) against 6D Global Technologies, Inc. (the “Company”), its officers and directors, and certain third-parties.  In its complaint, Discover alleges, among other things, that it was fraudulently induced into executing the SPA, because the Company allegedly made misrepresentations regarding Benjamin Wey - also a defendant in the pending action - and his alleged involvement with the Company.  Discover’s complaint further asserts claims for violations of federal securities laws, rescission, breach of contract, and fraud, all substantially arising out of the same factual allegations.

Discover’s suit was assigned to District Court Judge P. Kevin Castel.  Discover made a motion in the District Court for a pre-judgment attachment of the Company’s assets in aid of arbitration, and for a temporary restraining order pending a decision on its motion for attachment of the Company’s assets, which was initially granted by the court and then revised.  The Company opposed Discover’s attachment motion and cross-moved to compel arbitration of Discover’s claims in accordance with the terms of the SPA.

On October 30, 2015, Judge Castel completely denied Discover’s motion for an attachment of the Company’s assets and vacated the temporary restraining order. The Court found that the plaintiff had not satisfied their burden of proof regarding any alleged wrongdoing by the Company, it officers and directors. As of the date of this filing, Discover has not filed for arbitration of its underlying claims.

The Company vigorously disputes Discover’s underlying claims and intends to aggressively defend them in any arbitration filed by Discover.  The extent of the Company’s potential liability in this matter has not yet been determined.

Castillo v. 6D Global Technologies, Inc., et al., Case No. 15-cv-8061 (RWS) (S.D.N.Y.)

On October 13, 2015, an individual named Sixto Castillo IV filed a putative class action  against the Company, its officers and directors, and certain third-parties on behalf of  stockholders of the Company and seeks damages arising from alleged material misstatements and omissions by the Company concerning defendant Benjamin Wey, in violation of Sections 10(b) and 20(a) of the Exchange Act (15 U.S.C. §§ 78j(b) and 78t(a), respectively) and Rule 10b-5 promulgated thereunder (17 C.F.R. § 240.10b-5).

Specifically, the complaint alleges, among other things, that the Company made false and/or misleading statements and/or failed to disclose that:  (1) the Company had deficient internal controls, (2) the Company engaged in improper and undisclosed material related party transactions, (3) the Company and other defendants purportedly sought to manipulate the Company’s stock price, and (4) as a result, the Company’s public statements were materially false and misleading and/or lacked a reasonable basis.

The Company vigorously disputes the allegations made in the complaint and intends to aggressively defend itself in the lawsuit.  The extent of the Company’s potential liability in this matter has not yet been determined.

Operating Leases

The Company is obligated under various operating lease agreements for office facilities in California, New York, and Ohio.  As a result of the acquisitions, the Company is also obligated under operating leases for facilities in Oregon and Minneapolis.  In addition, the Company leases office facilities on a month-to-month basis in Minnesota and Colorado.

Rent expense under all office leases aggregated $263,197 and $84,082 for the three months ended September 30, 2015 and 2014, respectively.  Rent expense under all office leases aggregated $625,512 and $255,499 for the nine months ended September 30, 2015 and 2014, respectively.  Rent expense was recorded in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equipment Lease

Rent expenses under all equipment leases aggregated $23,011 and $17,740 for the three months ended September 30, 2015 and 2014, respectively.  The Company is also obligated under various operating lease agreements for equipment.  Rent expenses under all equipment leases aggregated $67,581 and $57,836 for the nine months ended September 30, 2015 and 2014, respectively.  Rent expenses under all equipment leases are recorded in selling general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

New York Office lease

On January 9, 2015, the Company signed an amendment to its corporate headquarter lease.  The amendment covers an additional 8,887 square feet of floor space in the same building as the original lease.  The new floor space lease expires in March 31, 2020.  This lease requires base annual rental payments of $488,785 for the term of the lease. Lease payments will be recognized on a straight-line basis over the term of the lease.  As part of the this lease agreement, among other requirements, the Company is obligated to obtain a Letter of Credit in the amount of $244,393 which will expire on July 31, 2020 (see Note 9 - Letter of Credit and Restricted Cash).

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

Deferred Rent

To induce the Company to enter into certain operating leases, landlords have granted free rent for various months over the term of occupancy.  Rent expenses recorded on the straight-line basis in excess of rents paid is recognized as deferred rent.  For the periods ended September 30, 2015 and December 31, 2014, deferred rent was $129,793 and $55,429, respectively, which is shown as a liability in the Condensed Consolidated Balance Sheets.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Concentrations and Credit Risks

Revenues

For the three months ended September 30, 2015 the Company had two significant customers that accounted for more than 10% of the Company’s total revenues: one company generated $587,305 and a second company generated $426,902 in revenues for services provided in the Content Management Systems (“CMS”) business segment.  For the three months ended September 30, 2014, the Company had four significant customers that accounted for more than 10% of the Company’s total revenues: one company generated $397,140 and a second company generated $271,787 in revenues for services provided in the CMS business segment.  A third generated $404,320 and a fourth company generated $288,742 in revenues for services provided in the Information Technology Staffing (“IT Staffing”) business segment.  The Company’s sales to its top five customers accounted for approximately 59% and 58% of revenues during the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, the Company had three significant customers that accounted for more than 10% of the Company’s total revenues: one company generated $1,905,148, a second company generated $1,215,767, and a third company generated $1,140,296 in revenues for services provided in the CMS business segment.  For the nine months ended September 30, 2014, the Company had three significant customers that accounted for more than 10% of the Company’s total revenues: one company generated $1,199,410 and a second company generated $857,198 in revenues for services provided in the CMS business segment.  A third generated $971,714 in revenues for services provided in the IT Staffing business segment.  The Company’s sales to its top five customers accounted for approximately 54% and 54% of revenues during the nine months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015, the Company had one foreign customer accounting for 20% of its revenues.  During the nine months ended September 30, 2014, the Company had one foreign customer accounting for just under 10% of its revenues.

Accounts Receivable

For the periods ended September 30, 2015 and December 31, 2014, the Company had approximately 70% and 57% of its accounts receivable balance held by five customers, respectively.  During the periods ended September 30, 2015 and December 31, 2014, the Company had three and three customers accounting for more than 10% each of its accounts receivables balances, respectively.

Accounts Payable

For the periods ended September 30, 2015 and December 31, 2014, the Company had approximately 51% and 26% of its accounts payable balances held by its top five vendors, respectively.  During each of these same periods, the Company had one and none of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

Note 19 - Income Taxes

Effective June 27, 2014, the Company converted into a C-Corporation.  Going forward, the Company will be subject to federal and state income taxes and will have to recognize income tax expense and deferred taxes for financial statement purposes.  Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2034.  Federal and state net operating loss carryforwards are approximately $3,825,000 at September 30, 2015.   The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized. The Company has recorded a full valuation allowance against its net deferred tax asset as of September 30, 2015.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes includes the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Federal	$-	$(15,239)	$-	$(17,634)
State	1,104	(4,730)	(4,780)	(5,802)

Total current provision (expense)	1,104	(19,969)	(4,780)	(23,436)

Deferred:
Federal	$1,239	$10,815	$413,236	$66,848
State	4,122	1,409	51,636	8,710

Total deferred	5,361	12,224	464,872	75,558

Income tax benefit (expense)	$6,465	$(7,745)	$460,092	$52,122

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2012 and later, with certain state jurisdictions open for audit for earlier years.  The Company has no amount recorded for any unrecognized tax benefits as of September 30, 2015, nor did the Company record any amount for the implementation of ASC 740.  The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  The Company did not recognize any interest or penalties in its condensed consolidated statements of operations and there are no accruals for interest or penalties at September 30, 2015.  The Company is not currently under examination by any tax jurisdiction.

Note 20 - Business and Geographic Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer, who reviews the financial performance and the results of operations of the segments prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Company.  The Company has determined that its two reportable segments are CMS and IT Staffing.  CMS offers web content management solutions, marketing cloud solutions, mobile applications, analytics, front-end user experience and design, and marketing automation.  The IT Staffing segment provides contract and contract-to-hire IT professional staffing services.  During the current year, the Company has allocated additional selling, general, and administrative expenses and other expenses to the CMS business segment to reflect the Company’s focus on the digital market space most serviced by the CMS business Segment. Costs excluded from segment operating income include various corporate expenses such as share-based compensation expense, income taxes, other income and expenses, various nonrecurring charges, and other separately managed general and administrative costs.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information relating to the Company’s results of operations was as follows for the periods presented:

	Three Months Ended		Nine Months Ended
Revenues	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

CMS	$2,860,748	$1,520,598	$8,282,593	$4,820,613
IT Staffing	254,978	1,188,468	1,329,061	3,478,440
Total	$3,115,726	$2,709,066	$9,611,654	$8,299,053

	Three Months Ended		Nine Months Ended
Gross Margin	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

CMS	$1,210,037	$709,651	$3,536,421	$2,485,555
IT Staffing	48,516	286,006	272,553	861,477
TOTAL	$1,258,553	$995,657	$3,808,974	$3,347,032

	Three Months Ended		Nine Months Ended
Business Segment Performance	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

CMS	$(1,726,273)	$143,151	$(3,574,236)	$902,785
IT Staffing	(135,097)	(21,883)	(341,852)	(60,529)
TOTAL	$(1,861,370)	$121,268	$(3,916,088)	$842,256

	Three Months Ended		Nine Months Ended
Net (Loss) Income	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Business Segment Performance	$(1,861,370)	$121,268	$(3,916,088)	$842,256
Share based compensation	(74,137)	-	(434,100)	-
Interest expense, net	(60,752)	(81,934)	(248,967)	(192,457)
Loss on debt extinguishment	-	-	-	(57,502)
Loss on derivative liability	(4,418,867)	-	(4,418,867)	-
Other (expense) income	(57)	-	7,130	86,588
Income tax benefit (expense)	6,465	(7,745)	460,092	52,122
TOTAL	$(6,408,718)	$31,589	$(8,550,800)	$731,007

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Subsequent Events

Change to the Company’s Board of Directors

The following changes to the Company’s Board of Directors (the “Board”) was filed in the Company’s Form 8-K with the SEC on October 29, 2015.

Effective as of October 24, 2015, the Board of Directors the Board of 6D Global Technologies, Inc. (the “Company”) elected Piotr (Pete) A. Chrzaszcz as a member of the Board, to fill the vacancy created by the resignation of David Kaufman. Mr. Chrzaszcz will serve as a member of the Board’s Audit Committee and Compensation Committee and as chairperson of the Board’s Governance and Nominating Committee.  The Board has determined that Mr. Chrzaszcz will meet the independence requirements of the NASDAQ Stock Market.

For his services as a member of the Board and all three committees, Mr. Chrzaszcz will receive $14,500 per quarter and options to purchase 20,000 shares of the Company’s Common Stock per year and is entitled to reimbursement of any fees and expenses in connection with performing his duties as a director.

Effective as of October 27, 2015, the Board elected Michael Bannout as a member of the Board, to fill the vacancy created by the resignation of Anubhav Saxena.  Mr. Bannout will serve as a member of the Board’s Audit Committee and Governance and Nominating Committee and as chairperson of the Board’s Compensation Committee.  The Board has determined that Mr. Bannout will meet the independence requirements of the NASDAQ Stock Market.

For his services as a member of the Board and all three committees, Mr. Bannout will receive $14,500 per quarter and options to purchase 20,000 shares of the Company’s Common Stock per year and is entitled to reimbursement of any fees and expenses in connection with performing his duties as a director.

The Company has amended their agreement with existing Board member, Mr. Adam Hartung.  Mr. Hartung continues to serve as a member of the Board’s Governance and Nominating Committee and Compensation Committee and as chairperson of the Board’s Audit Committee.  For his services as a member of the Board and all three committees, Mr. Hartung will receive $15,750 per quarter and options to purchase 20,000 shares of the Company’s Common Stock per year and is entitled to reimbursement of any fees and expenses in connection with performing his duties as a director.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K filed on March 30, 2015 under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K filed on March 30, 2015 as amended on March 31, 2015.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "Six Dimensions," “6D Global,” the “we,” “us,” and “our” refer to 6D Global Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

6D Global Background

6D Global is a digital business solutions company serving the digital marketing and technology needs of top tier organizations using enterprise-class technologies worldwide. 6D Global’s services and products allow customers to create remarkable digital experiences across marketing channels and devices, optimize and measure them, and achieve greater performance, return, and success.  Services include web experience with content management, analytics, creative, mobile, marketing management solutions, and IT infrastructure staffing solutions.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider for Chief Marketing Officers.  We provide digital marketing and digital technology consulting services to leading enterprises during periods of critical change and growth.

6D Global offers holistic digital marketing solutions for every aspect of its clients’ digital operations from web content management, to e-commerce, to integrated marketing campaigns, and mobile applications.  Our business units provide business-to-business digital marketing solutions in the form of professional services and managed services across all industries.  Our market today includes predominantly mid-sized to Fortune 500 commercial, non-profit and public sector enterprises across substantially all industries, including, but not limited to, healthcare, consumer, education, government, manufacturing, and high tech.  Because organizations in virtually every sector of the economy perform or need the functions we support, we pursue opportunities across nearly all sectors and tend not to focus on niche markets.  Our contractual arrangements can vary in length of time based on our client’s requirements and our services are extended on a regular basis as client’s needs change and grow.  We continually recruit to increase our workforce and enhance our ability to staff existing and new contracts.  The effectiveness of our utilization of the workforce and continued investment in future growth may impact our overall results.

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

On March 4, 2015, the Company acquired all of the issued and outstanding membership interests of the two co-founders (the “Interests”) of Topaz Interactive, LLC, an Oregon limited liability company doing business as “Storycode” pursuant to a Securities Purchase Agreement (the “Storycode SPA”) dated as of that date. In consideration for the Interests, we paid the Storycode Members: cash in the amount of $300,000; an additional $300,000 paid in escrow to be earned by the Storycode Members upon the one year anniversary of their employment; an aggregate of 300,000 shares of our Common Stock; and additional, potential earn out of cash and shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition. We also entered into employment agreements with the Storycode Members.

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

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of $300,000; (ii) 300,000 shares of our Common Stock; and (iii) up to an additional 300,000 shares of Common Stock and $650,000, based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, we acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount $300,000.  Also, we agreed to an employment agreement with Mr. Ware to serve as Vice-President, which agreement contains customary terms, conditions and covenants for such an agreement.

Redeemable Convertible Preferred Stock

On August 10, 2015, we entered into a Stock Purchase Agreement (“SPA”) with a single institutional investor pursuant to which we agreed to issue and sell 1,088 shares of our newly designated Series A Redeemable Convertible Preferred Stock, par value $0.00001 per share (the “Redeemable Preferred Stock”), convertible into shares of our Common Stock for a total gross proceeds of $10 million. The Redeemable Preferred Stock has a fixed conversion price of $5.25 per share, with a purchase price of $10,000 per share with an 8% original issue discount.  The dividend rate amounts to 8.5% per annum subject to certain upward or downward adjustments based upon the market value of our Common Stock, with a maximum dividend rate of 17.0% and a minimum dividend rate of 0.0%, and will accrue until conversion, redemption or maturity.  In addition, the dividend rate will increase by 10 percentage points in the event of certain “triggering events,” including as described below.  Redeemable Preferred Stock will mature seven years following the issuance date, at which time such shares will automatically convert into shares of Common Stock. Upon conversion, we shall pay the holders of the Redeemable Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise received if they had been held through the dividend maturity date.  The dividends and conversion premium may be paid in cash or, at our option, shares of Common Stock. We will not issue any of our Common Stock that would result in the holder being deemed to beneficially own more than 4.99% of the total Common Stock outstanding at any one-time (which may be increased to 9.99% at the option of the holder).

The net proceeds of the transaction are intended is to be used to finance potential future acquisitions, global expansion, increase sales and marketing efforts, and for general corporate purposes, including working capital to foster our continued growth.

Triggering Event

On September 10, 2015 the trading of our common stock was halted at a closing bid price of $2.90.  NASDAQ halted trading in connection with criminal and civil allegations made against Benjamin Wey and others relating to allegedly improper trading activities involving predecessor companies.  We are fully cooperating with NASDAQ and taking all actions to lift the trading halt.  During this period we are continuing all of our business operations and providing services to our clients.  As a result, the “Triggering Event” as defined within the SPA as “a suspension from trading or the failure of the Common Stock to be trading or listed on the NASDAQ Capital Market;" is considered to be met.  As a result, the dividend rate on the Redeemable Preferred Stock increased by 10 percentage points.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 3 - Significant and Critical Accounting Policies and Practices”, of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of our financial position and results of operations for the periods presented have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by U.S GAAP.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 30, 2015 (the “2014 Form 10-K”) as amended on March 31, 2015 (the “2014 Form 10-K/A”).

Principles of Consolidation

Our condensed consolidated financial statements include all of its accounts and any intercompany balances have been eliminated in accordance with U.S. GAAP.  We have three subsidiaries, Six Dimensions Inc., Storycode, and SwellPath organized as two operating segments that are combined into one reporting segment.

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

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes our critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes.

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

The most significant assumptions under the relief of royalty method used to value trade names include: estimated remaining useful life, expected revenue, royalty rate, tax rate, discount rate and tax amortization benefit.  The discounted cash flow method used to value non-compete agreements includes assumptions such as: expected revenue, term of the non-compete agreements, probability and ability to compete, operating margin, tax rate and discount rate.  Management has developed these assumptions on the basis of historical knowledge of the business and our projected financial information.  These assumptions may vary based on future events, perceptions of different market participants and other factors outside the control of management, and such variations may be significant to estimated values.

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

Contingent Consideration

The fair value of the our contingent consideration is based on management’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.  We utilize a third-party valuation firm to assist in the calculation of the contingent consideration at the acquisition date.  We evaluate the forecast of the acquired entity and the probability of earn-out provisions being achieved when evaluating the contingent consideration at initial acquisition date and at each subsequent reporting period.  The fair value of contingent consideration is measured at each reporting period and adjusted as necessary.  Our management evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become our employees, to determine if such amounts are part of the purchase price of the acquired entity or compensation.

Goodwill and Indefinite Lived Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment model permits, and we utilize, a two-step method for determining goodwill impairment.  In the first step, we determine the fair value of its reporting units using a discounted cash flow analysis.  If the net book value of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is being allocated to goodwill. An impairment charge is recognized only when the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

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

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) the present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

Contingencies

Occasionally, we may be involved in claims and legal proceedings arising from the ordinary course of its business.  We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our condensed consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

Earnings (Loss) Per Share Attributable to Common Stockholders

We follow ASC 260, Earnings Per Share (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Redeemable Convertible Preferred Stock

We account for our Redeemable Preferred Stock under the provisions of Accounting Series Release 268, SEC Comments and Interpretations (“ASR 268”), ASC 505 – Equity, ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging.  Accordingly, these shares along with the embedded conversion feature, the redemption feature, and the conversion feature are all part of temporary equity (“mezzanine equity”) in our Condensed Consolidated Balance Sheets based upon the terms and conditions of the Stock Purchase Agreement (“SPA”).  In accordance with ASC 480 the initial carrying amount of Redeemable Preferred Stock is equal to the amount of proceeds received upon issuance, as reduced for the derivative liability associated with the dividend anti-dilution protection. As the residual value of the Redeemable Preferred Stock in temporary equity represents the value of the preferred stock to be converted into shares of the Company’s common stock, the resulting effective conversion price per share is less than the Company’s stock price on the date of issuance, resulting in a beneficial conversion feature. The value of the beneficial conversion feature exceeds the value of the Redeemable Preferred Stock held in temporary equity, therefore the full value of the Redeemable Preferred Stock is reduced to zero.

Under ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) our management noted that the dividends are considered a freestanding financial instrument, and are classified as an increase in the carrying value of the Redeemable Preferred Stock in our Condensed Consolidated Balance Sheets.  Separately, an anti-dilution feature was identified as a bifurcated component of the dividends.  As the dividend rate fluctuates inversely to the Company’s stock price, in accordance with ASC 480, it was concluded that the dividends anti-dilution feature should be accounted for as a liability which is initially and subsequently measured at fair value, with changes in fair value recognized in earnings on a quarterly basis.

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in September 30, 2015 condensed consolidated financial statements.  The results of the reclassification did not affect our Condensed Consolidated Statements of Operations.

Internal Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.

Related Party Transactions

During the year ended December 31, 2014, the loan balance of $456,563 was eliminated as we treated the loan balance as a stockholder distribution. No amounts were due from the related party at September 30, 2015 or December 31, 2014.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Three Months Ended of September 30, 2015 and 2014

The following table sets forth the summary statements of operations for the periods indicated:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
Revenues	$3,115,726	$2,709,066	$406,660
Cost of revenues	$1,857,173	$1,713,409	$143,764
Gross margin	$1,258,553	$995,657	$262,896
Operating expenses	$3,194,060	$874,389	$2,319,671
Other expenses, net	$(4,479,676)	$(81,934)	$(4,397,742)
Income tax benefit (expense)	$6,465	$(7,745)	$14,210
Net (loss) income attributable to common stockholders	$(17,300,982)	$31,589	$(17,332,571)

Revenues

Our revenue increased by approximately 15% to $3,115,726 during the three months ended September 30, 2015, from $2,709,066 during the three months ended September 30, 2014.  Revenues generated by two major segments of our business, Content Management Systems (“CMS”) and Information Technology Staffing (“IT Staffing”), were 92% and 8% respectively.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts with newly added clients as well as clients of the acquired businesses of 41% offset by the decrease in revenues from existing clients of 26% predominately related to the decrease of IT Staffing clients as we focus on the digital marketing service offerings.  There was also an increase in the amount of pass through expenses invoiced to our clients.  We continue to expand our services being offered in multiple areas of the digital marketing segment through organic efforts and acquisitions and our sales and marketing efforts continue to lend to our ability to win more business.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider to Chief Marketing Officers.  We anticipate these digital marketing service offerings will continue to drive growth in our client base and sales results.

Cost of revenues

Our cost of revenues increased by approximately 8% to $1,857,173 during the three months ended September 30, 2015, from $1,713,409 during the three months ended September 30, 2014.  The increase in cost of revenues was primarily due to increase in labor costs related to support the change in revenues and increases in the amount of pass through expenses billed to the client over the prior year and share based compensation related to employee stock option grants.  Also additional consultative staff hired through recruiting efforts and acquired companies to increase our ability to provide service to our clients.  We continually monitor the utilization of our salaried billable consultants.

Gross Margin

Our gross profit margin was 40% during the three months ended September 30, 2015 as compared to 37% during the three months ended September 30, 2014.  The increase in gross margin is due to a change in the mix of services provided in project-based work provided to our clients in the digital market space offset with additional expense related to share based compensation from employee stock option grants.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

Operating Expenses

Our operating expenses encompass selling general and administrative expenses consisting primarily of compensation and related costs for personnel and costs related to our facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company.

Our operating expenses increased by 265% during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The overall $2,319,671 increase in operating expenses was primarily attributable to the following increases and decreases in operating expenses:

•
An increase in compensation and related expenses of $742,370, related to additional executive, management, and sales positions to provide proper infrastructure and foster growth as well as additional staff from the acquired companies.

•	An increase of selling general and administrative expenses due to an increase of $219,945 in costs related to travel, sales activity, and marketing associated with efforts to grow our business.
•
An increase of approximately $482,643 in professional fees for the use of outside services, consultants, accounting firms and legal firms to assist with consummating an equity financing deal, completion of Form S-3 Registration Statement, on-going legal matters, and company activities related to being a publicly traded company.  These fees included services related to preparing public filings and other activities associated with being a publicly traded company.

•	An increase in one-time legal and consulting fees of $169,766 related to inquiries from NASDAQ and legal matters regarding on-going litigation.
•
An increase in costs related to rent from acquisitions and office expansions of $182,743. An increase of depreciation expense and amortization of intangibles expense of $145,372 also related to the acquisitions and office expansion.

•	An increase of share base compensation related to stock options grants of $74,137.
•	An increase in costs related to employee training and software system used by us associated with efforts to grow the business.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases accretion associated with acquisition related contingent consideration; loss on debt extinguishment, loss on derivative liability and other income.

Other expenses, net increased by $4,397,742 to $4,479,676 for the three months ended September 30, 2015 as compared to other expense, net of $81,934 during the three months ended September 30, 2014 related to change in interest expense.  For the three months ended September 30, 2015, other expenses, net consisted of $49,959 interest expense, $10,793 of interest expense related to the accretion of our contingent consideration, $4,418,867 related to the loss on our derivative liability and $57 of other expense.  For the three months ended September 30, 2014 other expenses, net consisted of $81,934 interest expense.

Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  We had no amount recorded for any unrecognized tax benefits for the three months ended September 30, 2015, nor did we record any amount for the implementation of ASC 740.  Our policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  We did not recognize any interest or penalties in its condensed consolidated statements of operations and there are no accruals for interest or penalties for the three months ended September 30, 2015.  We are not currently under examination by any tax jurisdiction.

Net (loss) income attributable to common stockholders

For the foregoing reasons, we had a net loss attributable to common shareholder of $17,300,982 for the three months ended September 30, 2015, or $(0.22) per share (basic and diluted), which includes $10,880,000 of deemed dividends for preferred stock and $12,264 of accretion of equity issuance costs as compared to net income of $31,589 for the three months ended September 30, 2014, or $0.00 per share (basic and diluted).

Results of Operations for the Nine Months Ended of September 30, 2015 and 2014

The following table sets forth the summary statements of operations for the periods indicated:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
Revenues	$9,611,654	$8,299,053	$1,312,601
Cost of revenues	$5,802,680	$4,952,021	$850,659
Gross margin	$3,808,974	$3,347,032	$461,942
Operating expenses	$8,159,162	$2,504,776	$5,654,386
Other expenses, net	$(4,660,704)	$(163,371)	$(4,497,333)
Income tax benefit	$460,092	$52,122	$407,970
Net (loss) income attributable to common stockholders	$(19,443,064)	$731,007	$(20,174,071)

Revenues

Our revenue increased by approximately 16% to $9,611,654 during the nine months ended September 30, 2015, from $8,299,053 during the nine months ended September 30, 2014.  Revenues generated by two major segments of our business, CMS and IT Staffing, were 86% and 14% respectively.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts with newly added clients as well as clients of the acquired businesses of 28% offset by the decrease in revenues from existing clients of 12% predominately related to the decrease of IT Staffing clients as we focus on the digital marketing service offerings.  There was also an increase in the amount of pass through expenses invoiced to our customers.  We continue to expand our services being offered in multiple areas of the digital marketing segment through organic efforts and acquisitions and our sales and marketing efforts continue to lend to our ability to win more business.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider to Chief Marketing Officers.  We anticipate these digital marketing service offerings will continue to drive growth in our client base and sales results.

Cost of Revenues

Our cost of revenues increased by approximately 17% to $5,802,680 during the nine months ended September 30, 2015, from $4,952,021 during the nine months ended September 30, 2014.  The increase in cost of revenues was primarily due to increase in labor costs related to support the change in revenues and increases in the amount of pass through expenses billed to the clients over the prior year and additional expense from share based compensation related to employee stock option grants.

Gross Margin

Our gross profit margin was 40% during the nine months ended September 30, 2015 and 2014.  Our gross margin remained unchanged due to a change in the mix of professional services in the project-based work provided to our clients in digital market space coupled with additional expense related to share based compensation from employee stock option grants and an increase in the amount of pass through expenses billed to our clients over the prior year.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

Operating Expenses

Our operating expenses encompass selling general and administrative expenses consisting primarily of compensation and related costs for personnel and costs related to our facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publicly traded company.

Our operating expenses increased by 226% during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.  The overall $5,654,386 increase in operating expenses was primarily attributable to the following increases and decreases in operating expenses:

•
An increase in compensation and related expenses of $2,158,576, related to additional executive, management, and sales positions to provide proper infrastructure and foster growth as well as additional staff from the acquired companies.

•	An increase of selling general and administrative expenses due to an increase of $761,182 in costs relating to travel, sales activity, and marketing associated with efforts to grow our business.
•
An increase of approximately $1,016,492 in professional fees for the use of outside services, consultants, accounting firms and legal firms to assist with the acquisitions, consummating an equity financing deal, completion of Form S-3 Registration Statement, on-going legal matters, and company activities related to being a publicly traded company.  These fees included services related to preparing public filings and other activities associated with being a publicly traded company.

•	An increase in one-time legal and consulting fees of $169,766 related to inquiries received from NASDAQ and legal matters regarding the on-going litigation.
•
An increase in costs related to rent from acquisitions and office expansions of $394,837. An increase of depreciation expense and amortization of intangibles expense of $320,274 also related to the acquisitions and office expansion.

•	An increase of share based compensation related to stock options grants of $434,101.
•	An increase in costs related to office expenditures from the acquisitions and office expansions, employee training, and software system used by us associated with efforts to grow the business.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases, accretion associated with acquisition related contingent consideration, loss on debt extinguishment, loss on derivative liability and other income (expense).

Other expenses, net increased by $4,497,333 to $4,660,704 for the nine months ended September 30, 2015 as compared to other expense, net of $163,371 during the nine months ended September 30, 2014, which included an interest income entry related to the settlement of the related party note.  For the nine months ended September 30, 2015, other expenses, net consisted of $113,961 interest expense, $135,006 of interest expense related to the accretion of our contingent consideration, $4,418,867 related to the loss on our derivative liability and $7,130 of other income.  For the nine months ended September 30, 2014, other expenses, net consisted of $105,869 in interest expense and $57,502 in loss on debt extinguishment.

Income Taxes

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2034.  Federal and state net operating loss carryforwards are approximately $3,825,000, at September 30, 2015.   The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.  We have recorded a full valuation allowance against the net deferred tax asset as of September 30, 2015.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  We had no amount recorded for any unrecognized tax benefits for the nine months ended September 30, 2015, nor did we record any amount for the implementation of ASC 740.  Our policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  We did not recognize any interest or penalties in its condensed consolidated statements of operations and there are no accruals for interest or penalties for the nine months ended September 30, 2015.  We are not currently under examination by any tax jurisdiction.

Net (loss) income attributable to common stockholders

For the foregoing reasons, we had a net loss of $19,443,064 for the nine months ended September 30, 2015, or $(0.25) per share (basic and diluted), which includes $10,880,000 of deemed dividends for preferred stock and $12,264 of accretion of equity issuance costs as compared to net income of $731,007 for the nine months ended September 30, 2014, or $0.02 per share (basic and diluted).

Liquidity and Capital Resources

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	As of
	September 30, 2015	December 31, 2014	Increase

Current Assets	$11,626,581	$6,594,456	$5,032,125
Current Liabilities	$3,289,524	$2,001,869	$1,287,655
Working Capital	$8,337,057	$4,592,587	$3,744,470

For the nine months ended September 30, 2015, we had a cash balance of $8,802,316.  For the year ended December 31, 2014, we had a cash balance of $4,888,797.

In the first quarter of 2015, we acquired two businesses, Storycode and SwellPath, which acquisitions required cash payments, expanded its office space in New York, which required an additional security deposit, and increased spending to position us for future growth.  These costs were predominately funded by capital raised in private placement transactions during the fiscal year ended December 31, 2014.  In August 2015, we completed a Stock Purchase Agreement with a single institutional investor pursuant to which we agreed to issue and sell 1,088 shares of our newly designated Redeemable Preferred Stock for total gross proceeds of $10.0 million.  We anticipate financing our future day-to-day operations and capital expenditures with cash flows from operations, and by utilizing the remaining proceeds from such private placements and the processed received from the Stock Purchase Agreement.  We expect these sources of income to be sufficient to cover cash needs for working capital and general corporate purposes, including current liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, and capital expenditures.  We expect to incur additional expenses as a result of the on-going legal matters. We also expect to continue to incur additional expenses as a result of operating as a public company including costs to comply with rules and regulations applicative to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.  In addition, as a public company, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)

Net cash (used in) provided by operating activities	$(4,727,391)	$1,346,972	$(6,074,363)
Net cash used in investing activities	$(954,793)	$(46,433)	$(908,360)
Net cash provided by financing activities	$9,595,703	$3,287,564	$6,308,139

Cash (Used in) Provided by Operating Activities

Cash used in operating activities consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, deferred tax benefit, loss on debt extinguishment, change in contingent consideration liability, and loss on derivative liability.

Cash used in operating activities was $4,727,391 for the nine months ended September 30, 2015 compared to cash provided by operating activities of $1,346,972 for the nine months ended September 30, 2014.  The change is principally attributable to net loss of $8,550,800 for the nine months ended September 30, 2015 as compared to a net income of $731,007 for the nine months ended September 30, 2014, an increase of $544,863 in restricted cash (see Note 9 - Letter of Credit and Restricted Cash), $429,157 in accounts receivable due to the increase in sales and the timing of client payments, which are monitored by us on a regular basis, an increase in unbilled revenue of $647,395, an increase in deferred tax benefits of $464,872 due to the recording of a tax asset, and an increase in prepaid expenses and other current assets of $203,309 all offset by an increase of $630,973 in accounts payable and accrued liabilities, an increase in the loss on our derivative liability of $4,418,867, an increase in the contingent consideration liability of $135,006, an increase in stock based compensation of $531,628, an increase in deferred rent of $74,364, a decrease in deferred revenues of $65,386, and depreciation and amortization of $379,294 due to the purchase of computer equipment, office expansion, and amortization related to acquired intangible assets during the first nine months ended September 30, 2015.

Cash Used in Investing Activities

Cash used in investing activities primarily consists of the purchase of property and equipment, internal development software, consideration paid for acquisitions (net of cash acquired) and loans to related parties.

Cash used in investing activities increased to $954,793 for the nine months ended September 30, 2015 compared to $46,433 for the nine months ended September 30, 2014, is primarily attributable to consideration paid for our acquisitions of $542,399, internally developed software costs of $138,535 and the purchase of property and equipment of $273,859.

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

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from borrowings on lines of credit, proceeds from and repayments of our factor agreement, proceeds from private placements of equity, proceeds from the issuance of preferred shares, equity issuance costs, the issuance and repayment of promissory notes, and capital leases.

Cash provided by financing activities was $9,595,703 for the nine months ended September 30, 2015 compared to cash provided by financing activities of $3,287,564 for the nine months ended September 30, 2014.  The change is principally attributable to a $42,015 payment for capital leases, the payment of $5,001,051 on our factor agreement and a payment of $4,950 on notes payable offset by a receipt of $4,167,113 from our factor agreement, a receipt of $1,091,008 from our short-term debt and the receipt of $9,385,598 from the issuance of our preferred shares, net of issuance costs.  For the nine months ended September 30, 2014, we paid $8,380,318 and received $8,012,245 on our factor agreement, paid $259,950 on notes payable, distributed $45,808 to our stockholders, received $20,000 from the issuance of our notes, received $3,982,887 from our private placement and paid $41,492 for capital leases.

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

Recent Accounting Pronouncements

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”).  ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities.  This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds. ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015.  We do not expect the adoption of ASU 2015-02 to have a material impact on our unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements.  This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The amendments must be applied retrospectively. The requirements of ASU 2015-03 are not expected to have a significant impact on our unaudited condensed consolidated financial statements.

On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016).  When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  When effective, ASU 2015-16 will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The requirements of ASU 2015-16 are not expected to have a significant impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Storycode and SwellPath and the related activities during the nine months ended September 30, 2015 represents a material change in our internal control over financial reporting.  We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Discover Growth Fund v. 6D Global Technologies, Inc., et al., Case No. 15-cv-7618 (PKC) (S.D.N.Y.)

On September 28, 2015, Discover Growth Fund (“Discover”) filed an action in the United States District Court for the Southern District of New York (the “District Court”) against 6D Global Technologies, Inc. (the “Company”), its officers and directors, and certain third-parties.  In its complaint, Discover alleges, among other things, that it was fraudulently induced into executing the SPA, because the Company allegedly made misrepresentations regarding Benjamin Wey - also a defendant in the pending action - and his alleged involvement with the Company.  Discover’s complaint further asserts claims for violations of federal securities laws, rescission, breach of contract, and fraud, all substantially arising out of the same factual allegations.

Discover’s suit was assigned to District Court Judge P. Kevin Castel.  Discover made a motion in the District Court for a pre-judgment attachment of the Company’s assets in aid of arbitration, and for a temporary restraining order pending a decision on its motion for attachment of the Company’s assets, which was initially granted by the court and then revised.  The Company opposed Discover’s attachment motion and cross-moved to compel arbitration of Discover’s claims in accordance with the terms of the SPA.

On October 30, 2015, Judge Castel completely denied Discover’s motion for an attachment of the Company’s assets and vacated the temporary restraining order. The Court found that the plaintiff had not satisfied their burden of proof regarding any alleged wrongdoing by the Company, it officers and directors. As of the date of this filing, Discover has not filed for arbitration of its underlying claims.

The Company vigorously disputes Discover’s underlying claims and intends to aggressively defend them in any arbitration filed by Discover.  The extent of the Company’s potential liability in this matter has not yet been determined.

Castillo v. 6D Global Technologies, Inc., et al., Case No. 15-cv-8061 (RWS) (S.D.N.Y.)

On October 13, 2015, an individual named Sixto Castillo IV filed a putative class action  against the Company, its officers and directors, and certain third-parties on behalf of  stockholders of the Company and seeks damages arising from alleged material misstatements and omissions by the Company concerning defendant Benjamin Wey, in violation of Sections 10(b) and 20(a) of the Exchange Act (15 U.S.C. §§ 78j(b) and 78t(a), respectively) and Rule 10b-5 promulgated thereunder (17 C.F.R. § 240.10b-5).

Specifically, the complaint alleges, among other things, that the Company made false and/or misleading statements and/or failed to disclose that:  (1) the Company had deficient internal controls, (2) the Company engaged in improper and undisclosed material related party transactions, (3) the Company and other defendants purportedly sought to manipulate the Company’s stock price, and (4) as a result, the Company’s public statements were materially false and misleading and/or lacked a reasonable basis.

The Company vigorously disputes the allegations made in the complaint and intends to aggressively defend itself in the lawsuit.  The extent of the Company’s potential liability in this matter has not yet been determined.

ITEM 1A.  RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Common Stock.

Trading of our common stock on NASDAQ has been halted since September 10, 2015.

We have received requests for information from NASDAQ as a result of the criminal and civil allegations made against Benjamin Wey and others relating to allegedly improper trading activities involving predecessor companies. If we are not able to respond to the information requests by NASDAQ to the satisfaction of NASDAQ, then the trading halt of our common stock will not be lifted and it is possible that NASDAQ will initiate a delisting procedure.

If our common stock is delisted from NASDAQ and transferred to the over-the-counter market, the spreads between the bid and ask prices for our common stock may increase and the execution time for orders may be longer. The delisting of our common stock from NASDAQ may result in decreased liquidity, thereby making the trading of our common stock more difficult. In addition, delisting from the NASDAQ might negatively impact our reputation and, as a consequence, our business.

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

6D Global Technologies Inc.

November 16, 2015	By:	/s/ Tejune Kang
Tejune Kang, Chief Executive Officer
(Principal Executive Officer)

6D Global Technologies Inc.

November 16, 2015	By:	/s/ Mark Szynkowski
Mark Szynkowski, Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

** This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange  Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.