Form 10-K
period 2015-12-31
6D Global Technologies, Inc
filed 2016-07-11
CIK 1382219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Annual Period Ended December 31, 2015

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
(Address of principal executive offices)   (Zip Code)

Telephone: (646) 681-2345
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.00001 per share traded on the NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately: $124,820,000 as of June 30, 2015.

Number of common shares outstanding at July 6, 2016: 78,247,864.

DOCUMENTS INCORPORATED BY REFERENCE

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

Unless expressly indicated or the context requires otherwise, the terms “6D Global,” the “Company,” “we,” “us,” and “our” refer to 6D Global Technologies, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

Item 1. – Business

Company Overview

6D Global Technologies, Inc. is a digital business solutions company serving the digital marketing and technology needs of global organizations.  6D Global’s services and products enable clients to create, measure, and optimize digital experiences for their audiences across marketing channels and devices.  These solutions help clients reduce the cost of content delivery and increase the return on their investments in digital communication.  6D Global’s digital technology services include consulting, web experience and content management, analytics, creative interfaces, mobile solutions, managed marketing services, and IT infrastructure staffing.

Strategically, 6D Global is focused primarily on becoming a deep subject matter expert across multiple touchpoints in the digital marketing and technology ecosystem, helping Chief Marketing Officers and Chief Information Officers drive critical change and growth for their organizations.

Company History

6D Global’s roots are in IT consultancy. Founded and incorporated in California in 2004 under the name Initial Koncepts, Inc., we served the enterprise management systems market, specializing primarily in supporting market-leading software applications of Enterprise Resource Planning (ERP) systems, such as PeopleSoft.  From 2010 to 2014, the Company evolved to encompass a broad set of digital solution practices, each providing critical technical expertise to capitalize on rapidly growing market sectors.

In 2014, seeking to finance its continued growth, the Company entered into a series of transactions intended to facilitate outside investment.  On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation to a California limited liability company and changed its name to Six Dimensions, LLC. On June 27, 2014, Six Dimensions, LLC converted to a Nevada C-Corporation and changed its name to Six Dimensions, Inc. (“Six Dimensions”).  The Company then became a public entity via a transaction with CleanTech Innovations Inc. (“CleanTech”).  CleanTech was incorporated on May 9, 2006, in the State of Nevada, through its wholly owned operating subsidiaries in China, Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd. CleanTech designed, manufactured, tested, and sold structural towers for on-land and off-shore wind turbines.

On September 29, 2014, CleanTech consummated an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Six Dimensions.  Pursuant to the Exchange Agreement, CleanTech acquired all of the issued and outstanding capital stock of Six Dimensions in exchange for shares of common stock of CleanTech at an exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions common stock (the “Exchange”).  Following the issuance of the Exchange shares, Six Dimensions became our wholly-owned subsidiary and Six Dimensions’ shareholders owned approximately fifty percent (50%) of our outstanding common stock.  Accordingly, the Exchange represented a change in control of CleanTech. Simultaneous with the Exchange, CleanTech completed a private placement equity offering.  In conjunction with the Exchange, CleanTech converted into a Delaware corporation, whereby it changed its name to 6D Global Technologies, Inc.

Also on September 29, 2014, in connection with the Exchange and pursuant to a Debt Conversion Agreement (“Debt Conversion Agreement”) between CleanTech and its largest creditor—NYGG (Asia) Ltd. (“NYGG Asia”)—CleanTech’s indebtedness to NYGG Asia was cancelled in exchange for the issuance of common stock to NYGG Asia.  The Debt Conversion Agreement further provided that CleanTech could not, without NYGG Asia’s prior written consent, issue any additional equity or debt securities or incur any additional indebtedness (other than in the ordinary course of business) for thirteen (13) months following September 29, 2014.  This conversion of debt to equity is accounted for as part of a reverse recapitalization, reflected as an increase in stockholders’ equity as of September 30, 2014.

The Exchange is being treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes, since substantially all of CleanTech's operations were disposed of prior to the consummation of the transaction. 6D Global is treated as the accounting acquirer, as its stockholders control 6D Global after the Exchange Agreement, even though CleanTech was the legal acquirer.  As a result, the assets, liabilities, and historical operations reflected in these financial statements are those of 6D Global, as if 6D Global had always been the reporting company and, on the date of the Exchange Agreement, changed its name and reorganized its capital stock.  Since CleanTech had no operations when the Exchange Agreement took place, the transaction was treated as a reverse recapitalization for accounting purposes, and no goodwill or other intangible assets were recorded by us as a result of the Exchange Agreement.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 1.3 shares of CleanTech common stock for each share of Six Dimensions common stock.

All references in these financial statements to common stock, common stock equivalents, and per share amounts related to dates prior to August 22, 2014, have been retroactively adjusted to give effect to all reverse stock splits.

Addressable Market

Consumers today increasingly demand personalized content and experiences in their online interactions, across multiple digital channels and devices.  Accordingly, any entity with an online presence must determine how best to attract, engage, acquire, and retain customers.  Delivering the broadest digital reach and best consumer experiences at any given moment requires the right combination of data, insights, and content.  Marketing executives are increasingly demanding technical solutions to optimize their customers’ experiences, demonstrate the success of their programs with objective metrics, and deliver the greatest return on their marketing spend.

We believe there is a significant opportunity to address these digital challenges and help clients transform their businesses.  Chief Marketing Officers, digital marketers, advertisers, and publishers are dramatically increasing their digital media budgets.  Internet advertising grew more than 20% in 2015—to nearly $60 billion—as reported by industry reports.  In 2016, digital media revenue is expected to exceed television advertising spending for the first time, according to published reports.  Industry analysts note that corporate marketing budgets in North America increased approximately 10% in 2015, to 11% of revenue, with approximately one-third of that budget dedicated to technology.  To help marketers navigate this transition to the digital environment, solution providers with deep technical expertise—like 6D Global—have a significant opportunity for rapid growth.

Our market today includes predominantly mid-sized to Fortune 500 commercial, nonprofit, and public sector enterprises across virtually all industries, including, but not limited to, healthcare, consumer, education, government, manufacturing, and high tech.  Because organizations in virtually every sector of the economy perform or need the functions we support, we pursue opportunities across nearly all sectors.

Business Strategy and Solution Pillars

6D Global’s business strategy is to provide business-to-business (B2B) and business-to-business-to-consumer (B2B2C) solutions that address most major aspects of digital operations, including web interfaces/content management, mobile applications/integration, creative design, data analytics, and integrated marketing campaign consulting/execution.  Our business units provide expert professional and managed services across industries.  6D Global offers both deep technical solutions within each specialized area and integrated combinations of solutions to address a wide range of client needs across the digital landscape.

By combining creativity with science, we help our clients develop, personalize, manage, measure, optimize, and monetize their digital marketing content more efficiently and effectively—across every channel, with an end-to-end workflow and feedback loop. 6D Global’s present portfolio of service offerings includes:

1. 6D Web Experience
We help organizations unify, integrate, and personalize their web content management systems (WCMS) to help them drive customer experiences that build brand loyalty, create demand, and increase revenue.

2. 6D Analytics	We deliver data that gives customers a deeper understanding of their customers and how best to reach and convert them.

3. 6D Creative	We increase brand awareness and market share for our customers through creative solutions that are responsive, intuitive and engaging.

4. 6D Mobile	We build extraordinary mobile experiences for customers that tell a unique story and engage with the fast-growing mobile audience.

5. 6D Marketing	We help customers create smarter digital engagements with their customers, increase demand and conversions, and build better brand experiences across all channels.

6. IT Infrastructure Staffing	We provide IT infrastructure staffing to support our clients’ needs during times of change, growth, or increased demand on day to day operations.

The business units numbered 1 to 5, above, comprise our digital solutions operating in our CMS operating segment, which provides our clients with professional and managed services for web content management, marketing cloud operations, mobile applications, analytics, front-end user experience and design, and marketing automation.

The IT Infrastructure Staffing business unit constitutes our IT Staffing operating segment, which provides our clients with contract and contract-to-hire IT professional staffing services.

To support our strategic positioning and business strategy, we have expanded our geographical operations—including opening an office in Dublin, Ireland, in 2015—to facilitate 24-hour, seven-days-a-week support for our clients.

Growth Strategy

Our five-year growth strategy is to significantly expand our client base in the North American and European markets, while also expanding into new geographic areas, such as Asia and South America to provide our clients with global coverage and around the clock services since digital marketing never shuts off.  We intend to do this by focusing on our five current core digital solutions business units, leveraging our deep expertise and track record of successful engagements in these areas.  We believe the quality of our work and unique technical skills will attract new clients as well as win repeat projects with past and current clients.  At the same time, we intend to expand our core offerings and grow our brand with new service capabilities and software products that produce significant value for our clients.  We actively research acquisitions that will expand our geographical and service offerings or significantly add to our existing product lines.

Our multi-faceted product growth strategy includes:

•	developing products in-house and building a multi-year recurring revenue offering;
•	acquiring products to own and sell under our own brand;
•	becoming a value-added reseller (VAR) for other companies’ products; and
•	acquiring companies or business units with synergistic service and product lines.

We believe that software products will become a primary revenue source for us over time and that a growing portfolio of software products will generate profitable demand for associated maintenance, support, implementation, consulting, and education services that we, and possibly a channel of licensees and VARs, can provide.  We hope to create innovative software products and also acquire rights to, or ownership of, new products developed by other companies.

To add value for our clients, we established an internal center of excellence called “6D Labs.” 6D Labs is a suite of consulting and support services from a wide pool of experienced digital marketing professionals.  6D Labs provides flexible, on-demand solutions for virtually any type or volume of work.  Unlike traditional project work, where clients may pay for significant overhead and be bound to a rigid contract, 6D Labs offers clients simple staff augmentation.  Additionally, 6D Labs provides digital assessments and digital maturity tests, project management, requirements gathering, and business analysis.

6D Global’s operating strategy also entails acquiring compelling and profitable small-to-mid-size agencies with an impressive portfolio, or building its own digital agency by hiring the best talent in disciplines such as web design/web development, search engine marketing, internet advertising, e-business/e-commerce consulting, and specialized advertising and marketing services for the digital space (Internet, kiosks, and lifestyle devices such as iPod, tablets, and mobile devices).

Acquisitions

During the first quarter of 2015, we acquired Topaz Interactive, LLC, an Oregon limited liability company doing business as “Storycode,” and SwellPath Inc., an Oregon corporation (“SwellPath”), both of which were highly synergistic to our business model and customer expansion strategy.  These acquisitions are more fully described in Note 3 – Acquisitions.

Storycode On March 4, 2015, 6D Global Technologies, Inc., acquired all of the issued and outstanding membership interest of Storycode pursuant to a Securities Purchase Agreement of that date.  Storycode provides mobile development and creative design services for medium and large businesses. Storycode creates mobile applications for the Adobe DPS/AEM Mobile platforms, featuring award-winning UX (user experience) and UI (user interface) designs.  Storycode was founded by accomplished entrepreneurs and technology industry executives who have over 45 years of combined experience in creative and digital marketing. Storycode employees joined us as part of our expanding team of technology experts.

SwellPath On March 20, 2015, 6D Global Technologies, Inc., entered into and consummated a Securities Purchase Agreement to acquire all of the issued and outstanding shares of SwellPath.  SwellPath is a professional services firm that delivers analytics consulting, search engine optimization, and digital advertising services to medium and large enterprises across North America.  SwellPath enables clients to align and maximize their digital marketing initiatives by tracking both on- and off-line campaigns and performing more effective targeting to enhance return on investment.  SwellPath complements our strategy to provide full-service digital marketing solutions for our clients, while leveraging our partnership with Adobe Systems Incorporated to expand our Adobe Analytics offering.

Competition

The market for all of our services is highly competitive.  We compete principally with systems consulting and implementation firms, boutique consulting firms that maintain specialized skills and/or are geographically focused, offshore consulting and outsourcing companies, and clients’ own IT departments.  We believe that the principal competitive factors in our markets include the ability to solve problems; the ability to provide creative concepts and solutions; expertise and talent with advanced technologies; availability of resources; the quality and speed of solutions; a deep understanding of user experiences; and the price of solutions.  We believe that we compete favorably when considering these factors and that our ability to deliver business innovation and outstanding value to our clients on time and on budget, along with our successful track record, distinguishes us from our competitors.

Research and Development

Because the industries in which we compete are characterized by rapid technological change, our ability to compete successfully depends upon maintaining expertise in our core business segments.  To enable our employees to provide expert, timely, competitive services to the marketplace, we provide ongoing training to enhance their skills and knowledge of key third party software.  Because these expenses are not categorized as Research and Development expense, we had no Research and Development expense for the years ended December 31, 2015 and 2014.

Employees

For the years ended December 31, 2015 and 2014, we had 104 and 53 employees, respectively, all of which were employed on a full-time basis, and none of which were unionized.

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

Many of our products and services utilize software or other intellectual property licensed from third parties, and we otherwise use software and other intellectual property licensed from third parties in our business.  This exposes us to risks over which we may have little or no control.  For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us or our clients.  Also, it will be necessary in the future to renew licenses, expand the scope of existing licenses, or seek new licenses relating to various aspects of these products and services or otherwise relating to our business, which may result in increased license fees.  These licenses may not be available on acceptable terms, if at all.  The inability to obtain or maintain certain licenses or other rights, or to obtain or maintain such licenses or rights on favorable terms, could result in delays in releases of products and services and could otherwise disrupt our business until equivalent technology can be identified, licensed or developed, if at all, and integrated into our products and services or otherwise in the conduct of our business.  Moreover, the inclusion in our products and services of software or other intellectual property licensed from third parties on a nonexclusive basis may limit our ability to differentiate our products from those of our competitors.  Any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The professional services markets in which we operate are characterized by rapid technological changes, evolving industry standards, changing customer preferences and new product and service introductions.  Our future success will depend on our ability to develop solutions and service offerings that keep pace with changes in the markets in which we provide services.  We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in offering and deploying them in the marketplace.  In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete.  Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition.  Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for clients that both leverage their legacy systems and appropriately utilize newer technologies.  Our ability to implement solutions for our clients incorporating new developments and improvements in technology which translate into productivity improvements for our clients and to develop service offerings that meet current and prospective clients’ needs are critical to our success.

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

Our services may infringe the intellectual property rights of third parties, and create a liability for us as well as harm our reputation and client relationships.

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

Our success depends, in part, upon our proprietary methodology.  We rely upon a combination of trade secrets, nondisclosures and other contractual arrangements.  We enter into confidentiality agreements with our employees, contractors, vendors and clients, and limit access to and distribution of our proprietary information.  However, we cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information.

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

A large part of our business entails employing individuals and placing such individuals in clients’ workplaces.  Increased government regulation of the workplace or of the employer-employee relationship could have a material adverse effect on us.

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

Our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations. Further, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based.  Future transactions could cause our financial results to differ from expectations of market analysts or investors for any given year, which could, in turn, cause a decline in our stock price.

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

We provide our services primarily under time-and-materials contracts.  All revenue is recognized pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”).  These principles require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  If we perform our services prior to the period in which we are able to recognize the associated revenue, our revenue and margins may fluctuate from year to year.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our operating expenses, particularly salary expenses, rent, depreciation expenses and amortization of purchased intangible assets, are fixed in advance of any particular year.  As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our assignments, may cause significant variations in operating results in any particular year, and could have a material adverse effect on operations for that year.

An unanticipated termination or decrease in size or scope of a major assignment, a client’s decision not to proceed with an assignment we anticipated or the completion during a year of several major client assignments could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations.  Our revenues and earnings may also fluctuate from year to year because of such factors as:

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

We face certain risks in collecting our trade accounts receivable and we have a small number of customers who account for a significant amount of our revenues.

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

For each of the years ended December 31, 2015 and 2014, we had two significant customers that individually accounted for more than 10% of our total revenues.  During 2015, for both clients we provided consultants to develop and install a value adding digital solution.  Our sales to our top five customers accounted for approximately 56% and 52% of revenues for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, we had approximately 56% and 57% of our accounts receivable balance held by five customers, respectively.  During each of the years ended December 31, 2015 and 2014, we had three customers accounting for more than 10% each of its accounts receivables balances, respectively.

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

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

As discussed in Item 3 – Legal Proceedings, we have been sued in shareholder class action and derivative lawsuits regarding our financial disclosures and our Board’s oversight of our business, and as a publicly-traded company we cannot be assured that similar actions will not be brought against us in the future.  Regardless of whether any claims against us are valid, or whether we’re ultimately held liable for such claims, they may be expensive to defend and may divert time and money away from our operations and hurt our performance.  A significant judgment for any claims against us could materially and adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

Our failure to remediate the material weakness in our internal control over financial reporting or our identification of any other material weaknesses in the future may adversely affect the accuracy and timing of our financial reporting.

As further described in Item 9A of this Annual Report on Form 10-K, our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Material weaknesses in our internal control over financial reporting are (i) ineffectiveness of the Board of Directors, (ii) our lack of the quantity of resources and personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of information technology (“IT”) governance, physical safeguards and access to programs and data.

As further described in Item 9A of this Annual Report on Form 10-K, we have implemented remediation measures and we are in the process of identifying any additional appropriate remediation measures. There is the potential that our remediation efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we fail to complete our remediation plan in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC. In addition, any failure to implement our remediation plan or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim financial statements. Further, if any other material weakness or deficiency in our internal control exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations. Moreover, our failure to remediate the material weakness identified above or the identification or additional material weaknesses, could adversely affect our stock price and investor confidence.

Risks Related to our Common Stock

NASDAQ has determined to delist our common stock

Trading of our common stock on NASDAQ was halted in September 2015 as a result of the criminal and civil allegations made against Benjamin Wey and others relating to allegedly improper trading activities involving predecessor companies.  Subsequently, NASDAQ determined to delist our common stock pursuant to its discretionary authority, as well as due to our failure to timely file our annual and quarterly reports with the Securities and Exchange Commission (the “SEC”) and pay NASDAQ’s annual fee.  On June 20, 2016 we were notified that our appeal of NASDAQ’s delisting decision had been denied, and we expect that our common stock will be delisted from NASDAQ.

When our common stock is delisted from NASDAQ and transferred to the over-the-counter market, the spreads between the bid and ask prices for our common stock may increase and the execution time for orders may be longer.  The delisting of our common stock from NASDAQ may result in decreased liquidity, thereby making the trading of our common stock more difficult.  In addition, delisting from the NASDAQ might negatively impact our reputation and, as a consequence, our business.

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

Tejune Kang, current Chairman of the Board of Directors and Chief Executive Officer of 6D Global, personally is in control of multiple Limited Liability Corporations (“LLCs”) that hold in the aggregate, approximately 29.8% of the outstanding shares of our common stock as of June 30, 2016.  NYGG (Asia), Ltd. holds, in the aggregate, approximately 44.9% of the outstanding shares of our common stock as of June 30, 2016.  In addition, on January 14, 2016, NYGG Asia entered into an agreement and proxy with the Company that will result in NYGG Asia’s shares being voted in the same proportion as the shares not held by NYGG Asia are voted.  This agreement will, however, terminate upon the delisting of our common stock from NASDAQ.  As a result, Mr. Kang has the ability to substantially influence and, so long as the NYGG Asia proxy remains in effect, effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of 6D Global, even if such a change in control would benefit other investors.

Future sales or issuances of securities may dilute the ownership of existing stockholders and cause the market price of our common stock to decline.

Pursuant to a stock purchase agreement, we have issued and sold to Discover Growth Fund 1,088 shares of Series A Redeemable Convertible Preferred Stock of the Company.  Such shares of Series A Redeemable Convertible Preferred Stock are convertible into a total of 2,072,381 shares of our common stock, and upon the conversion of such shares, we also will be required to pay the stockholder dividends, as well as any applicable Conversion Premium, at our sole and absolute discretion, either in cash or in shares of our common stock.  The number of shares of our common stock that may be issued pursuant to the Conversion Premium and if we elect to pay such dividends in shares may be significant, but cannot be determined at this time because the applicable calculations are based on our stock price during a period surrounding the date of the conversion.  In addition, the dividend rate has increased by 10 percentage points as a result of the suspension and delisting of our common stock.  Any such issuances of our common stock as a result of the conversion of Series A Redeemable Convertible Preferred Stock will dilute the proportionate ownership and voting power of existing stockholders and may cause the market price for our common stock to decline.

The Company has reserved all available authorized, but unissued common stock

We are required to reserve three times the number of shares of common stock required to immediately issue all shares potentially issuable in relation to the Series A Redeemable Convertible Preferred Stock.  This has resulted in us reserving all of our authorized, but unissued, common stock for possible conversion.

Because we have reserved all of our authorized, but unissued common stock, we may have a reduced ability to consummate acquisitions and may not be able to grant stock options (or other securities) convertible into common stock or satisfy an exercise of any existing convertible securities.

Item 1B. – Unresolved Staff Comments

None

Item 2. – Properties

Our principal executive offices are located in New York, New York in segregated offices comprising an aggregate of approximately 8,887 square feet.  We are occupying our offices under a 62-month lease that provides for monthly lease payments of $40,732 and a $244,393 letter of credit serving as a security deposit.  All of the facilities used by us are used to house administrative, marketing and professional services personnel.  We believe our facilities and equipment to be in good condition and reasonably suited and adequate for our needs.
The following table sets forth certain information regarding our leased facilities as of December 31, 2015:

Location	Size (Square Feet)
Cincinnati Ohio (1)	4,473
Cincinnati Ohio (2)	1,250
New York, New York (3)	2,254
New York, New York (4)	8,887
New York, New York (5)	834
Pleasanton, California (6)	1,719
Portland, Oregon (7)	1,162
Portland Oregon (8)	2,931
Portland, Oregon (9)	3,050
Portland, Oregon (10)	9,000
Minneapolis, Minnesota (11)	724

(1)
This facility is leased pursuant to a 60-month lease that expires in August 2018 and provides for monthly payments of $4,700 and annual increases of approximately 3% commencing on the anniversary date of the initial lease.

(2)	This facility is lease pursuant to a 12-month lease that expires in June 2016 and provides for monthly payments of $1,708for the term of the lease.
(3)
This facility is leased pursuant to a 60-month lease that expires in August 2018 and provides for monthly payments of $18,404 for the term of the lease.  We have sub-leased this lease to two unrelated parties for a period expiring in August 2018.

(4)	This facility is leased pursuant to a 62-month lease that expires in March 2020 and provides for monthly payments of $40,732 for the term of the lease.
(5)	This facility is leased pursuant to a 12-month lease that expires in November 2016 and provides for monthly payments of $5,250 for the term of the lease.
(6)
This facility is leased pursuant to a 36-month lease that expires in August 2017 and provides for monthly payments of $3,266 and annual increases of approximately 3% commencing on the anniversary date of the initial lease.

(7)	This facility is leased pursuant to a 12-month lease that expires in April 2016 and provides for monthly payments of $3,245 for the term of the lease.
(8)
This facility is leased pursuant to a 60-month lease that expires in November 2017 and provides for monthly payments of $4,885 and annual increases of approximately 5% commencing on the anniversary date of the initial lease.

(9)
This facility is leased pursuant to a 38-month lease that expires in December 2016 and provides for monthly payments of $6,336 and annual increases of approximately 5% commencing on the anniversary date of the initial lease.

(10)
This facility is leased pursuant to an 85-month lease that expires in March 2023 and provides for monthly payments of $17,250 and varying increase ranging from 3% to 14% on the anniversary of the initial lease.

(11)	This facility is leased pursuant to a 24-month lease that expires in May 2017 and provides for monthly payments of $1,086 for the term of the lease.

Item 3. – Legal Proceedings

Occasionally, we may be involved in claims and legal proceedings arising from the ordinary course of its business.  We record a provision for a liability when we believe that is both probable that a liability has been incurred, and the amount can be reasonably estimated.  If these estimates and assumptions change or prove to be incorrect, it could have a material impact on our consolidated financial statements.  Contingencies are inherently unpredictable and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Discover Growth Fund v. 6D Global Technologies, Inc., et al., Case No. 15-cv-7618 (PKC) (S.D.N.Y.)

On September 28, 2015, Discover Growth Fund (“Discover”) filed an action in the United States District Court for the Southern District of New York (the “District Court”) against 6D Global Technologies, Inc., its officers and directors, and certain third-parties.  In its complaint, Discover alleges, among other things, that it was fraudulently induced into executing the Stock Purchase Agreement (the “SPA”), because the Company allegedly made misrepresentations regarding Benjamin Wey - also a defendant in the pending action - and his alleged involvement with the Company.  Discover’s complaint further asserts claims for violations of federal securities laws, rescission, breach of contract, and fraud, all substantially arising out of the same factual allegations.

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

On October 30, 2015, Judge Castel completely denied Discover’s motion for an attachment of the Company’s assets and vacated the temporary restraining order.  The Court found that the plaintiff had not satisfied their burden of proof regarding any alleged wrongdoing by the Company, or its officers and directors.  As of the date of this filing, Discover has not filed for arbitration of its underlying claims.

The Company vigorously disputes Discover’s underlying claims and intends to aggressively defend them if any arbitration is filed by Discover.  The extent of the Company’s potential liability in this matter has not yet been determined.

Puddu et al. v. 6D Global Technologies, Inc., et al., Case No. 15-cv-8061 (RWS) (S.D.N.Y.)

On October 13, 2015, an individual named Sixto Castillo IV filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, certain officers and directors, and certain third-parties, putatively on behalf of the Company’s stockholders.  The lawsuit seeks damages arising from alleged material misstatements and omissions concerning defendant Benjamin Wey, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act (15 U.S.C. §§ 78j(b) and 78t(a), respectively) and Rule 10b-5 promulgated thereunder (17 C.F.R. § 240.10b-5).  Plaintiffs Joseph Puddu, Mark Ghitis, Valery Burlak, and Adam Butter, on behalf of the putative class, subsequently filed an amended complaint and second amended complaint on March 23, 2016 and April 4, 2016, respectively.

Plaintiffs allege, among other things, that defendants made false and/or misleading statements and/or failed to disclose: (1) the extent of Benjamin Wey’s purported involvement in the Company’s operations, and (2) Benjamin Wey’s purported beneficial ownership of more than 5% of the Company’s stock.  Plaintiffs seek an undetermined amount of compensatory damages allegedly sustained by the putative class a result of these purported misstatements and omissions.

The Company vigorously disputes the allegations made in the complaint and intends to assert an aggressive defense.  The extent of the Company’s potential liability in this matter has not yet been determined.

Scott v. Wei et al. and 6D Global Technologies, Inc., Case No. 1:15-cv-09691 (S.D.N.Y.)

On December 11, 2015, an individual named Allan Scott filed a shareholder action in the United States District Court for the Southern District of New York derivatively on behalf of 6D Global Technologies Inc. against certain officers and directors of the Company, certain third-parties, and the Company itself (as a nominal defendant).  Mr. Scott seeks damages and injunctive relief arising from alleged breaches of fiduciary duties, unjust enrichment, and purported material misstatements and omissions in violation Section 14 of the Exchange Act (15 U.S.C. § 78n) and Rule 14a-9 promulgated thereunder (17 C.F.R. § 240.14a-9).

Specifically, the complaint alleges, among other things, that defendants have harmed the Company: (1) by permitting defendant Benjamin Wei to manipulate the share price and trading volume of the Company’s stock, (2) by lacking adequate internal controls to prevent such alleged manipulation, and (3) by failing to disclose Wei’s purported actions and involvement in the Company.  Mr. Scott seeks an award to the Company in an undetermined amount for damages it allegedly sustained as a result of these alleged violations, as well as injunctive relief requiring 6D Global to reform and improve its corporate governance and internal procedures.  The lawsuit has been stayed by the Court pending the outcome of the motion to dismiss that defendants intend to file in the Puddu lawsuit.

The Company and the named directors and officers dispute the allegations made in the complaint and intend to amount an aggressive defense.  The extent of the potential liability in this matter has not yet been determined.

Cottam v. Glob. Emerging Capital Grp. et al., Case No. 16-cv-04584 (S.D.N.Y.)

The Company has learned that on June 16, 2016, an individual named John Cottam filed a complaint in the United States District Court for the Southern District of New York against the Company, its CEO, and certain third-parties.  To the Company’s knowledge, neither the Company nor its CEO has been served with this complaint.
With regard to the Company and its CEO, Mr. Cottam seeks damages arising from an alleged breach of contract, as well as purported material misstatements or omissions in violation of Section 10(b) of the Securities Exchange Act (15 U.S.C. § 78j(b)) and Rule 10b-5 promulgated thereunder (17 C.F.R. § 240.10b-5).  Specifically, the complaint alleges, among other things, that defendants induced Mr. Cottam to invest in a private offering of Company shares by misrepresenting (i) the nature of a reorganization facilitated by the offering; (ii) certain restrictions on the selling of Company shares; and (iii) the involvement of non-party Benjamin Wey in the offering.  Mr. Cottam further alleges that the Company and its CEO breached a subscription agreement by purportedly failing to issue Mr. Cottam the contracted for number of shares.

Plaintiff seeks an undetermined amount of compensatory and punitive damages allegedly sustained as a result of defendants’ purported breaches, misstatements, and omissions.

The Company and its CEO dispute the allegations made in the complaint and, if served, intend to mount an aggressive defense.  The extent of the potential liability in this matter has not yet been determined.

Item 4. – Mine Safety Disclosures

Not applicable.

PART II

Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading in September 2014 under the symbol “SIXD”.  The following table sets forth the high and low closing sales prices of our common stock for the periods indicated.  Information from the commencement of trading on the NASDAQ through the year ended December 31, 2015 is the high and low closing sales prices of our common stock based upon reports of transactions on the NASDAQ Capital Market.  Information for all periods prior thereto is the high and low last sales prices of our common stock on the OTCQB Marketplace operated by the OTC Markets Group Inc. (the “OTCQB”) OTCQB based upon information provided by the OTCQB.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$8.30	$7.00
Fourth Quarter	$8.50	$4.50

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$8.70	$6.00
Second Quarter	$9.55	$6.50
Third Quarter	$12.20	$1.24
Fourth Quarter	$2.90	$2.90

As of June 30, 2016, the closing price of our common stock, as reported by the OTCQB was $0.15 per share.  The high and low closing prices of our common stock during the fourth quarter of 2015 reflects the halt on the trading of our common stock as of September 10, 2015.

As of March 29, 2016, our common stock was traded over-the-counter as a grey market security.  These securities are not currently traded on the OTCQX, OTCQB or OTC Pink marketplaces.  Broker-dealers are not willing or able to publicly quote grey market securities because of a lack of investor interest, company information availability or regulatory compliance.

Holders

As of June 30, 2016 we had 192 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Dividend Policy

We have never declared or paid any cash dividend on our common stock.  We intend to retain any future earnings and do not expect to pay dividends in the foreseeable future with the exception of dividends required to be paid with respect to the Series A Redeemable Convertible Preferred stock.  Any future determination related to our dividend policy will be made at the discretion of our board of directors with knowledge of conditions then-existing, including factors such as our results of operations, financial conditions and requirements, business conditions and covenants under any applicable contractual arrangement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. – Selected Financial Data

Not applicable

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

Overview

6D Global Technologies, Inc. is a digital business solutions company serving the digital marketing and technology needs of global organizations.  6D Global’s services and products enable clients to create, measure, and optimize digital experiences for their audiences across marketing channels and devices.  These solutions help clients reduce the cost of content delivery and increase the return on their investments in digital communication.  6D Global’s digital technology services include consulting, web experience and content management, analytics, creative interfaces, mobile solutions, managed marketing services, and IT infrastructure staffing.

Strategically, 6D Global is focused primarily on becoming a deep subject matter expert across multiple touchpoints in the digital marketing and technology ecosystem, helping Chief Marketing Officers and Chief Information Officers drive critical change and growth for their organizations.  Expanding our geographical operations including a new office in Dublin, Ireland opened in 2015 to facilitate twenty-four hour seven days a week support for our clients.

6D Global offers holistic information technology (“IT”) solutions for almost every aspect of its clients’ operations from supply chain, to analytics, to content management, and information security.  6D Global began as an IT consultancy serving the enterprise resource planning, or ERP, market – specializing primarily in the market-leading software applications vendor at that time, PeopleSoft.  We have since evolved into new focus areas, particularly since 2012, increasing the breadth of our offerings to include other essential information technology needs of today’s enterprises.  Each new practice we have launched is in a growing or emerging technology sector.  Currently, 6D Global’s business units provide business-to-business IT solutions in the form of professional services and managed services in the IT solutions industry.  6D Global’s present portfolio of service offerings includes: Mobile Application Development; Digital & Content Management; Marketing Data Analysis; Marketing and Creative Solutions; and IT Infrastructure Staffing.  We predominantly provide our services under time-and-material contracts and recognize revenues as services are provided.

Our market today includes predominantly mid-sized to Fortune 500 commercial, nonprofit, and public sector enterprises across virtually all industries, including, but not limited to, healthcare, consumer, education, government, manufacturing, and high tech.  Because organizations in virtually every sector of the economy perform or need the functions we support, we pursue opportunities across nearly all sectors.  Our contractual arrangements can vary in length of time based on our client’s requirements and our services are extended on a regular basis as client’s needs change and grow.  We continually recruit to increase our workforce and enhance our ability to staff existing and new contracts.  The effectiveness of our utilization of the workforce and continued investment in future growth may impact overall results.

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

On September 29, 2014, in connection with the Exchange, we completed a private placement equity offering to accredited investors from which we received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.  On November 21, 2014, 6D Global completed an additional private placement equity offering to accredited investors from which we raised $1,052,498 in gross proceeds, and issued 508,453 shares of Common Stock.

On August 10, 2015, the Company entered into a Stock Purchase Agreement (“SPA”) with a single institutional investor pursuant to which the Company agreed to issue and sell 1,088 shares of the Company’s newly designated Series A Redeemable Convertible Preferred Stock of the Company, par value $0.00001 per share (the “Redeemable Preferred Stock”), convertible into shares of the Company’s Common Stock, at a fixed conversion price of $5.25 per share, at a purchase price of $10,000 per share with an 8% original issue discount, for total gross proceeds of $10.0 million, or the sale of approximately $10.88 million.  The agreement carries a dividend rate that amounts to 8.5% per annum subject to certain upward or downward adjustments based upon the market value of the Company’s Common Stock, with a maximum dividend rate of 17.0% and a minimum dividend rate of 0.0%.  In addition, the dividend increased by 10 percentage points as a result of the suspension and delisting of our common stock.  Upon conversion, the Company shall pay the holders of the Redeemable Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise received if they had been held through the dividend maturity date.  The Redeemable Preferred Stock will mature seven years following the issuance date, at which time such shares will automatically convert into shares of Common Stock.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes.  Note 4, “Significant and Critical Accounting Policies and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

Management believes our critical accounting policies and estimates are those related to revenue recognition, allowances, leases and income taxes, complex financial instruments, business combinations and related goodwill and intangible assets.

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

For fixed price service arrangements, we apply the proportional performance model or a ratable model to recognize revenue.  When customer acceptance provisions exist, we are generally able to reliably demonstrate that the service meets, or will meet upon completion, the customer acceptance criteria.  If circumstances exist which prevent us from verifying compliance with the acceptance provisions until the service has been completed, revenue is not recognized until compliance can be verified.

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in our consolidated balance sheets.

We may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services.  Amounts in deferred revenue are realized when the services are performed and the criteria noted above are met.

Allowance for Doubtful Accounts

Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts, and general economic conditions that may affect a client’s ability to pay.  We evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.  Although we believe the estimates we have made are reasonable, because they are based on estimates and judgment, they are inherently uncertain.  We have not experienced any significant adjustments; however, unknown factors or changes in the economy may affect our client’s ability to process payments timely in the future.

Leases

Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) transfer of ownership; (b) bargain purchase option; (c) lease term is equal to 75 percent or more of the estimated economic life of the leased property; or (d) present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

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

Redeemable Convertible Preferred Stock

We account for our Series A Redeemable Convertible Preferred Stock (“Redeemable Preferred Stock”) under the provisions of Accounting Series Release 268, SEC Comments and Interpretations (“ASR 268”), ASC 505 – Equity, ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging. Accordingly, these shares along with the embedded conversion feature, the redemption feature, and the conversion feature are all part of temporary equity (“mezzanine equity”) in our Consolidated Balance Sheets based upon the terms and conditions of the Stock Purchase Agreement (“SPA”).  In accordance with ASC 480 the initial carrying amount of Redeemable Preferred Stock is equal to the amount of proceeds received upon issuance, as reduced for the derivative liability associated with the dividend anti-dilution protection and a conversion premium which has been bifurcated.

Business Combinations

We account for business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations.  Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values.  ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill.  Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination.  Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.  If the business combination provides for contingent consideration, we record the contingent consideration at fair value at the acquisition date and any changes in fair value after the acquisition date are accounted for as measurement-period adjustments.  Changes in fair value of contingent consideration resulting from events after the acquisition date, such as earn-outs, are recognized as follows: 1) if the contingent consideration is classified as equity, the contingent consideration is not re-measured and its subsequent settlement is accounted for within equity, or 2) if the contingent consideration is classified as a liability, the changes in fair value are recognized in earnings.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques.  The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired were determined using the multi-period excess earnings method, relief of royalty method and discounted cash flow methods, respectively.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When conducting its annual goodwill impairment assessment, Management initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. In the first step, we determine the fair value of the Company’s reporting units using a discounted cash flow analysis.  If the net book values of a reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations.  Any residual fair value is being allocated to goodwill.

An impairment charge is recognized only when the implied fair value of the Company’s reporting unit’s goodwill is less than its carrying amount.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of trade names, non-compete agreements and customer relationships.  Definite-lived assets are principally amortized on a straight-line basis over the estimated useful lives of the assets.  For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  Management measures the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Results of Operations for the Years Ended December 31, 2015 and 2014

The following table sets forth the summary statements of operations for the periods indicated:

	Years Ended December 31,
	2015	2014	Dollar Increase/(Decrease)	Percentage Increase/(Decrease)

Revenues	$12,789,892	$11,797,813	$992,079	8%
Cost of revenues	7,728,244	7,425,857	302,387	4%
Gross margin	5,061,648	4,371,956	689,692	16%
Operating expenses	13,056,284	3,878,075	9,178,209	237%
Other expense, net	9,568,512	184,571	9,383,941	5,084%
Income tax benefit	451,858	161,255	290,603	180%
Net (loss) income	$(17,111,290)	$470,565	$(17,581,855)	(3,736)%

Revenues

Our revenue increased by approximately 8% to $12,789,892 during the year December 31, 2015, from $11,797,813 during the year ended December 31, 2014.  Revenues generated by two major segments of our business, Content Management Systems (“CMS”) and Information Technology Staffing (“IT Staffing”), were 88% and 12% respectively.  The increase in revenue was primarily due to an increase in the number of professional service projects and contracts with newly added clients as well as clients of the acquired businesses of 28% offset by the decrease in revenues from existing clients of 20% predominately related to the decrease of IT Staffing clients as we focus on the digital marketing service offerings.   We continue to expand our services being offered in multiple areas of the digital marketing segment through organic efforts and acquisitions and our sales and marketing efforts continue to lend to our ability to win more business.  6D Global is primarily focused on digital technology solutions and becoming a one stop provider to Chief Marketing Officers.  We anticipate these digital marketing service offerings will continue to drive growth in our client base and sales results.

Cost of revenues

Our cost of revenues increased by approximately 4% to $7,728,244 during the year ended December 31, 2015, from $7,425,857 during the year ended December 31, 2014.  The increase in cost of revenues was primarily a result of additional consultative staff hired through recruiting efforts and acquired companies to increase our ability to provide service to our clients reflected by increase in sales and share based compensation related to employee stock option grants.  We continually monitor the utilization of our salaried billable consultants.

The cost of revenues for the CMS and IT staffing segment were $6,492,446 and $1,235,798, respectively, for the year ended December 31, 2015.  The cost of revenues for the CMS and IT staffing segment were $3,620,396 and $3,805,461, respectively, for the year ended December 31, 2014.

Gross Margin

Our gross profit margin was 40% and 37% during the year ended December 31, 2015 and 2014, respectively.  Our gross margin increased due to a change in the mix of professional services in the project-based work provided to our clients in digital market space that realize higher gross margins, versus staffing solutions and service in other markets, partially offset by additional expense related to share based compensation from employee stock option grants.  We continually monitor the utilization of our salaried billable consultants as changes will directly affect the number of billable hours in a billing cycle, therefore causing fluctuations in gross margin percentages.

The gross margin for the CMS and IT staffing segment were $4,737,208 and $324,440, respectively, for the year ended December 31, 2015.  The cost of revenues for the CMS and IT staffing segment were $3,243,563 and $1,128,393, respectively, for the year ended December 31, 2014.

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

Our operating expenses during the year ended December 31, 2015 and 2014 were $13,056,284 and $3,878,075, respectively.  The overall $9,178,209 increase in operating expenses was primarily attributable to the following increases and decreases in operating expenses:

•
An increase in compensation and related expenses of $2,981,000, related to additional executive, management, and sales positions to provide proper infrastructure and foster growth as well as additional staff from the acquired companies. Also additional compensation expense associated with the acquisitions to the principals for remaining employed for the first year.

•	An increase of selling general and administrative expenses due to an increase of $929,558 in costs relating to travel, sales activity, and marketing associated with efforts to grow our business.
•	An increase in insurance costs and fees for services related to preparing public filings and other activities associated with being a publicly traded company of $169,235.
•	An increase of stock based compensation of $1,424,672 related to stock grants and stock options under the Company’s Omnibus Incentive Plan implemented in 2015.
•	An increase in costs related to rent from acquisitions and office expansions of $618,496.
•	An increase in costs related to office expenditures from the acquisitions and office expansions, employee training, and software systems used by us associated with efforts to grow the business.
•
An increase of approximately $1,291,958 in professional fees for the use of outside services, consultants, accounting firms and legal firms to assist with the acquisitions, completion of Form S-3 Registration Statement, on-going legal matters, and company activities related to being a publicly traded company.

•	An increase in one-time legal and consulting fees of $911,456 related to inquiries received and suspension procedures from NASDAQ and legal matters regarding the on-going litigation.
•	An increase in depreciation expense and amortization of intangibles expense of $482,497 also related to the acquisitions and office expansion.

Other Expenses, net

Other expenses, net consisted primarily of interest expense primarily related to our promissory notes and capital leases, accretion associated with acquisition related contingent consideration, loss on debt extinguishment, loss on derivative liability and other income (expense).

Other expenses, net increased by $9,383,941 to $9,568,512 for the year ended December 31, 2015 as compared to other expenses, net of $184,571 during the year ended December 31, 2014, which included an interest income entry related to the settlement of the related party note.  For the year ended December 31, 2015, other expenses, net consisted of $135,414 interest expense, $145,997 of interest expense related to the change in the fair value of our contingent consideration, $9,292,720 related to the loss on our derivative liability offset by $5,619 of other income.  For the year ended December 31, 2014, other expenses, net consisted of $147,069 interest expense and $57,502 in loss on debt extinguishment offset by $20,000 of other income.

Income Taxes

For the year ended December 31, 2013, we were organized as a California limited liability company, and elected to be taxed as an S-Corporation under the Internal Revenue Code of 1986, as amended and applicable state statutes.  As a result of our S-Corporation status, the income of 6D Global flowed through to the stockholders, and was taxed at the individual, rather than the corporate-level.  Accordingly, we had no tax liability at the federal level (with limited exceptions) during the period that the S-Corporation election was in effect.  In addition, we elected to be treated as a Subchapter S-Corporation for corporate income tax purposes.  This treatment imposed individual income taxes on our stockholder’s respective shares of corporate profits, and resulted in a significantly reduced corporate-level state income tax.

The income allocable to each stockholder is subject to examination by federal and state taxing authorities.  In the event of an examination of the income tax returns of our stockholders, the tax liability of the stockholders could be changed if an adjustment in the income is ultimately determined by the taxing authorities.

In conjunction with our reorganization from a California LLC to a Nevada C-Corporation, effective June 27, 2014, we became subject to federal and state income taxes and had to recognize income tax expense and deferred taxes for financial statement purposes.  As a result, we recorded an income tax benefit as a deferred tax asset of $0 and $161,255 for the years ended December 31, 2015 and 2014, respectively, principally accounting for the difference in financial reporting and tax reporting as it relates to the deductibility of expenses and depreciation.  Minimum franchise taxes assessed by states and local agencies are reported in selling, general and administrative expenses in the statement of operations.

For certain transactions, we may be subject to accounting methods for federal income tax purposes that differ significantly from the accounting methods used in preparing our financial statements in accordance with U.S. GAAP.  Accordingly, the taxable income of 6D Global reported for federal income tax purposes may differ from the net income set forth in these financial statements.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Our income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years.  We had no amount recorded for any unrecognized tax benefits for the years ended December 31, 2015 and 2014, nor did we record any amount for the implementation of ASC 740.  Our policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of our income tax provision.  We did not recognize any interest or penalties in its Consolidated Statements of Operations and there are no accruals for interest or penalties for the years ended December 31, 2015 and 2014.  We are not currently under examination by any tax jurisdiction.

Net (Loss) Income

For the foregoing reasons, we had a net loss of $17,111,290 for the year ended December 31, 2015, or $(0.22) per share (basic and diluted), compared to net income of $470,565 for the year ended December 31, 2014, or $0.01 per share (basic and diluted).

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

In the fourth quarter of 2014, the Company entered the public market as a listed company on NASDAQ: SIXD.  While we had shown early stage losses which management believed was reasonably consistent with an emerging technology company, internal forecast indicated we would begin transitioning into an operating breakeven in future periods.

In 2014, we completed multiple private placements amounting to $5,809,598 in gross proceeds.  In addition, we completed a Stock Purchase Agreement for Convertible Redeemable Preferred Stock in August 2015 amounting to $10,000,000 of gross proceeds to fund expanding the business, potential mergers and acquisitions, and on-going operations.  We experienced larger losses as a result of increased legal and professional fees beginning in September 2015 through December 31, 2015 related to the NASDAQ halt of trading of our shares and delisting procedures, along with costs associated with defending claims against us and certain members of the management team from the Discover Growth Fund and Class Action suits of various shareholders.

During the period from September through December 2015, the litigation matters did impair management’s ability to execute on growth initiatives and consumed significant liquidity resources.  As a result, we continued to sustain net losses and relied on the proceeds of the capital raises to supplement cash needs for operations.

As of December 31, 2015, we had a cash balance of $6,096,417, accounts receivable of $1,713,112 and $3,242,910 in current liabilities as well as an immaterial amount of notes payable.  At the current cash consumption rate, we may need to consider additional funding sources toward the end of fiscal 2016.  We are taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	For the Year Ended December 31,
	2015	2014	Increase/(Decrease)

Current Assets	$8,716,815	$6,594,456	$2,122,359
Current Liabilities	$3,242,910	$2,001,869	$1,241,041
Working Capital	$5,473,905	$4,592,587	$881,318

As of December 31, 2015 and 2014, we had a cash balance of $6,096,417 and $4,888,797, respectively.

In the first quarter of 2015, we acquired two businesses, Storycode and SwellPath, which acquisitions required cash payments, an expansion of our office space in New York, which required an additional security deposit, and increased spending to position us for future growth.  These costs were predominately funded by capital raised in private placement transactions during the fiscal year ended December 31, 2014.  In August 2015, we completed a Stock Purchase Agreement with a single institutional investor pursuant to which we agreed to issue and sell 1,088 shares of our newly designated Redeemable Preferred Stock for total gross proceeds of $10.0 million.  We anticipate financing our future day-to-day operations and capital expenditures with cash flows from operations, and by utilizing the remaining proceeds from such private placements and the proceeds received from the Stock Purchase Agreement.  We will also continue to evaluate new sources of investments into the business.  We expect these sources of liquidity to cover cash needs for working capital and general corporate purposes, including current liabilities, payment of contractual obligations, principal and interest payments on our indebtedness, and capital expenditures.

We expect to incur additional expenses as a result of the on-going legal and the NASDAQ matters.  We also expect to continue to incur additional expenses as a result of operating as a public company including costs to comply with rules and regulations applicative to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.  In addition, as a public company, we expect to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services.

Liquidity

The following table sets forth a summary of our cash flows for the periods indicated:

Summary Cash Flows for the Years Ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Increase/(Decrease)

Net Cash (Used in) Provided by Operating Activities	$(6,866,752)	$527,749	$(7,394,501)
Net Cash Used in Investing Activities	$(1,011,433)	$(61,570)	$(949,863)
Net Cash Provided by Financing Activities	$9,085,805	$4,417,007	$4,668,798

Cash (Used In) Provided by Operating Activities

Cash (used in) provided by operating activities consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, loss related to market adjustment of contingent consideration and derivative liabilities, loss on debt extinguishment, as well as the effect of changes in operating assets and liabilities.

Cash used in operating activities was $6,866,752 for the year ended December 31, 2015 compared to cash provided by operating activities of $527,749 for the year ended December 31, 2014.  The change is principally attributable to net loss of $17,111,290 for the year ended December 31, 2015 as compared to a net income of $470,565 for the year ended December 31, 2014, an increase of $396,664 in accounts receivable due to the increase in sales and the timing of client payments which are monitored by us on a regular basis, an increase of $105,799 in other receivables related to related to insurance proceeds recoverable, an increase in unbilled revenue of $429,665, an increase in prepaid expenses and other current assets of $143,866, an increase of $545,008 in restricted cash (see Note 10 - Letter of Credit and Restricted Cash), and an increase in deferred tax benefits of $459,512 due to the recording of a tax asset all offset by an increase of $842,147 in accounts payable and accrued liabilities, an increase in deferred revenues of $61,832, an increase in deferred rent of $13,986, an increase in stock based compensation of $1,424,672, an increase in the contingent consideration liability of $145,997, an increase in the loss on our derivative liability of $9,292,720, and depreciation and amortization of $564,839 due to the purchase of computer equipment, office expansion, and amortization related to acquired intangible assets during the year ended December 31, 2015.

Cash Used in Investing Activities

Cash used in investing activities primarily consists of cash paid to acquire businesses, the purchase of property and equipment and loans to related parties.

Cash used in investing activities increased to $1,011,433 for the year ended December 31, 2015 from $61,570 for the year ended December 31, 2014, and is primarily attributable to the purchase of property and equipment of $260,285, internally developed software costs of $208,749, and consideration paid for our acquisitions of $542,399.  For the year ended December 31, 2014 cash used in investing activities consisted of the repayment of loans to related parties of $46,433 and the purchase of property and equipment of $15,137.

We did make and will continue to make investments in our personnel, systems, corporate facilities, and information technology infrastructure in 2015 and thereafter.  However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on an annual basis.

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

Cash provided by financing activities was $9,085,805 for the year ended December 31, 2015 compared to cash provided by financing activities of $4,417,007 for the year ended December 31, 2014.  The change is principally attributable to payments of $5,001,051 on our factor agreement, $6,600 on notes payable and an $82,897 payment for capital leases.  These payments were offset by receipts of $4,167,113 from our factor agreement payment, $623,642 from our short-term debt and the receipt of $9,385,598 from the issuance of our preferred stock net of issuance costs.  During 2014, we received $4,798,553 from multiple private placement equity offerings to accredited investors net of costs related to the raising of capital.  On September 29, 2014, we completed a private placement of 2,201,031 shares of our Common Stock from which we received $4,556,100 in gross proceeds.  On November 21, 2014, we completed a private placement of 508,453 shares of our Common Stock from which we received $1,052,498 in gross proceeds.  For the year ended December 31, 2014, we paid $11,320,036 and received $11,283,679 on our factor agreement and paid $261,600 on notes payable.

Non-GAAP Financial Measures

We present our operating results in accordance with U.S. GAAP.  We believe certain financial measures that are not prepared in conformity with U.S. GAAP, such as EBITDA and Adjusted EBITDA which are non-GAAP measures, provide users of our financial statements with supplemental information that may be useful in evaluating our operating performance and liquidity.  We believe EBITDA and Adjusted EBITDA provide management and external users of our financial statements with supplemental information that can be used to assess our performance from period to period and against performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure.

We define EBITDA as earnings before interest expense net of interest income, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA, adjusted for stock based compensation, compensation expense of former principals of companies we acquired, certain acquisition related expenses, one-time fees related to certain contingent considerations, legal matters, and NASDAQ related proceedings fees. Loss on debt extinguishment, loss on derivative liability and other income items.

EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of operating performance or liquidity presented in accordance with U.S. GAAP.  EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income and net cash provided by operating activities, and the preparation of such measures may vary among other companies.  Therefore, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The following table presents reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income for each period presented:

	For the Years Ended
	December 31, 2015	December 31, 2014

Net loss	$(17,111,290)	$470,565
Interest Expense	281,411	147,069
Income tax benefit	(451,858)	(161,255)
Depreciation and Amortization	564,839	82,342
EBITDA	$(16,716,898)	$538,721

Stock Based Compensation to Employees and Board of Directors	1,424,672	-
Compensation Expense of Former Principals of Acquired Companies	250,000	-
Acquisition Related Expenses	169,191	-
One-Time Professional and Legal Fees	911,456	-
Loss on Debt Extinguishment	-	57,502
Loss on Derivative Liability	9,292,720	-
Other income	(5,619)	(20,000)
Adjusted EBITDA	$(4,674,478)	$576,223

Management’s decision to use non-GAAP financial for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons.  We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to key metrics used by our management in its financial and operational decision making.  In addition, these non-GAAP financial align 6D Global’s performance closer in comparison to competitors’ operating results.

We have excluded stock-based compensation expense from our non-GAAP financial measures because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance.  In particular, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) Topic 718, we believe that providing non-GAAP financial measures that exclude this expense allows investors the ability to make more meaningful comparisons between our operating results and those of other companies.  Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.  The non-GAAP financial measures are meant to supplement and be viewed in conjunction with U.S. GAAP financial measures.

We have excluded the adjustments of the fair value of the derivative liability, compensation expense related to the principal shareholders of the acquired companies, and acquisition related expenses since these are nonrecurring and do not clearly represent our financial performance.  The extraordinary and nonrecurring nature of the One-Time Professional and Legal expenses are unrelated to concurrent financial and operational performance.  In an effort to provide greater transparency of our operating expenses these have been excluded from our non-GAAP results.

Off-Balance Sheet Arrangements

We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

Contractual Obligations

The following table lists our contractual obligations as of December 31, 2015:

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter

Capital Lease Obligations	$314,709	$129,857	$114,066	$70,786	$-	$-	$-
Notes payable	53,420	6,600	6,600	6,600	6,600	6,600	20,420
Operating Lease Obligations	5,270,662	1,148,759	1,117,905	968,639	792,846	476,112	766,401
Total	$5,638,791	$1,285,216	$1,238,571	$1,046,025	$799,446	$482,712	$786,821

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of ASU 2014-15 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  We do not expect the adoption of ASU 2015-03 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  We do not expect the adoption of ASU 2015-17 to have a significant impact on our consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01 – “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01, among other changes, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  This Update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  The amendments in ASU 2016-01 will become effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the effect of the adoption of ASU 2016-01 will have on our consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842).” Under ASU 2016-02, entities will be required to recognize of lease asset and lease liabilities by lessees for those leases classified as operating leases.  Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option.  The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years, for public business entities.  We are currently evaluating the effect of the adoption of ASU 2016-02 will have on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASC 2016-09 – “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition to these simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  This should not result in a change in practice because the guidance that is being superseded was never effective.  The amendments in ASC 2016-09 will become effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  We are currently evaluating the effect of the adoption of ASU 2016-09 will have on our consolidated results of operations, financial position or cash flows.

In April 2016 the FASB issued ASC 2016-10 – “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.”  The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  We are currently evaluating the effect of the adoption of ASU 2016-10 will have on our consolidated results of operations, financial position or cash flows.

Related Party Transactions

During the year ended December 31, 2014, 6D Global had a loan outstanding to its largest stockholder with a loan balance of $456,563 was eliminated as we treated the loan balance as a stockholder distribution.  No amounts were due from the related party at December 31, 2015 or 2014.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. – Financial Statements and Supplementary Data

The consolidated financial statements of 6D Global and its subsidiaries specified by this Item 8 together with the report thereon of SingerLewak LLP, are presented following Item 15 of this Annual Report on Form 10-K.

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 17, 2016, BDO USA, LLP resigned as the auditors to the Company.  On April 18, 2016, The Company engaged SingerLewak LLP as the Company’s new independent registered public accounting firm. SingerLewak LLP conducted the audit for years ending December 31, 2014 and December 31, 2015.

On October 22, 2014, 6D Global Technologies, Inc., with the approval of the Audit Committee of the Board, engaged BDO USA, LLP (“BDO”) as our new independent registered public accounting firm.

Marcum LLP (“Marcum”) had been previously engaged, at separate times from Li and Company, PC (“Li & Co.”), as the independent accounting firm of Six Dimensions while it was a privately-held company and the acquirer, for accounting purposes, under the Exchange.  On October 24, 2014, Six Dimensions notified and confirmed with Marcum that it had been dismissed as the independent accounting firm of Six Dimensions.  Marcum was never engaged as 6D Global’s independent registered public accounting firm at any time nor had Marcum had not issued any financial reports related to 6D Global prior to its dismissal.

Li & Co. had been previously engaged, at separate times from Marcum, as the independent accounting firm of Six Dimensions while it was a privately-held company and the acquirer, for accounting purposes, under the Exchange.  On October 24, 2014 Six Dimensions notified Li & Co. that it had been dismissed as the independent accounting firm of Six Dimensions.  Li & Co. was not engaged as 6D Global’s independent registered public accounting firm at any time.

Item 9A. – Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. The material weaknesses relate to our inability to timely file our reports and other information with the SEC as required under Section 13 of the Exchange Act, together with material weaknesses in our internal control over financial reporting. Material weaknesses in our internal control over financial reporting as discussed below are (i) ineffectiveness of the Board of Directors, (ii) our lack of the quantity of resources and personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements, and (iii) our lack of information technology (“IT”) governance, physical safeguards and access to programs and data.  To remediate the material weaknesses in disclosure controls and procedures, we plan to hire additional experienced accounting and other personnel to assist with filings and financial record keeping and to take additional steps to improve our financial reporting systems and implement new policies, procedures and controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal controls over financial reporting are a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements in a timely manner.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework described in Internal Control-Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission, as revised in 2013.  Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2015 due to the existence of material weaknesses in the internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2015 due to the existence of the following material weaknesses identified by management:

Ineffective Board of Directors

We did not appear to have an effective Board of Directors that demonstrates independence from management and exercises oversight responsibility and has the ability to discharge its responsibilities.  The following areas related to tone at the top are contributing factors to the weaknesses described in the control environment that require remediation:

•
We did not maintain appropriate controls relating to the issuance of stock grants, with a grant date of September 20, 2014, by the CEO which caused misstatements in our 2015 consolidated statements of operations. The lack of adequate controls over the granting of stock, the related documentation and recording of expense in the proper period constitute a material weakness which resulted in material errors in the financial statements.

•
We did not maintain appropriate governance and controls surrounding the CEO consulting with various advisors not compensated by the Company. The lack of adequate controls surrounding review of the CEO's consultations with outside advisors constitutes a material weakness.

Remediation efforts to address the material weakness relating to ineffective Board of Directors

During 2016, management has replaced exiting board members in a timely fashion with knowledgeable replacements to further enhance corporate governance.  In addition, management has implemented additional controls during 2016 to ensure that all stock compensation programs are to be approved by the Board of Directors, in which limits of authority around grants are established and appropriately carried out by management.

Insufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP

We did not maintain an effective control environment, as evidenced by: (i) an insufficient number of personnel appropriately qualified to perform execution and monitoring activities and (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience and ongoing training in the application of GAAP commensurate with external financial reporting requirements.  As a result, there were adjustments to our financial statements were identified by our auditors. These findings and adjustments then resulted in our inability to prepare and timely file the required 2015 10-K filing with the SEC.

Remediation efforts to address the material weakness relating to insufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. GAAP

Management intends to hire additional accounting support to further enhance the accounting review process as well as engage with third-party consultants.  Management will look to provide existing staff with additional training, as deemed necessary by the annual review process.

Lack of IT governance, physical safeguards and access to programs/data

We have inadequate design of IT general and application controls that could prevent the information systems from providing complete and accurate information consistent with financial reporting objectives and current needs.  For a sufficient period of time during the reporting period, we had decentralized systems, inadequate IT support staff, and adequate records and storage retention.

Remediation efforts to address the material weakness relating to lack of IT governance, physical safeguards and access to programs/data

In late 2015, management hired an IT Director to oversee the department. In addition, we are looking at new accounting systems, which will replace the existing accounting system and better support our control environment.  Many new IT policies and procedures have been adopted by the Company in 2016, which include security, change and patch management and back-up procedures.  In addition, network infrastructure systems have been safeguarded and a help desk system has been implemented to monitor significant events in 2015.

The effectiveness of our internal controls over financial reporting as of December 31, 2015 has been audited by SingerLewak LLP, the Company’s independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
6D Global Technologies, Inc.
New York, New York

We have audited 6D Global Technologies, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. 6D Global Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: 1) The absence of an effective Board of Directors which demonstrates independence from management, 2) an insufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles and 3) lack of Information Technology governance.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated July 8, 2016, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, 6D Global Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of 6D Global Technologies, Inc. and our report dated July 8, 2016, expressed an unqualified opinion.

/s/ SingerLewak LLP
Los Angeles, California
July 8, 2016

Item 9B. – Other Information

None

PART III

Item 10. – Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.  Our bylaws require not less than three independent directors and our current directors serve until our next annual meeting or until each is replaced by a qualified director.  There are no existing family relationships between our executive officers or directors.

Name	Age	Position with the Company	Director Term
Tejune Kang	40	Chairman of the Board and Chief Executive Officer	Since September 2014
Mark Szynkowski	48	Chief Financial Officer	Since December 2014
Bradley Timchuk	51	President and Chief Operations Officer	Since April 2016
Thomas J. Iaciofano	40	Vice President	Since May 2016
Piotr A. Chrzaszcz	52	Director	Since October 2015
Michael Bannout	57	Director	Since October 2015
Sarah Michael	29	Director	Since April 2016

Tejune Kang, Chairman of the Board and Chief Executive Officer

Mr. Kang has served as the Chief Executive Officer of Six Dimensions, the predecessor company to 6D Global, since the Company’s founding in 2004, and was appointed chairman of the Board of Directors of 6D Global in September 2014.  Before founding Six Dimensions, Mr. Kang was a principal of Kang Management Group, a commercial real estate developer in Nevada, until 2009 when it was closed down due to the global financial crisis that negatively affected the real estate markets in the West Coast.  In early 2010, Mr. Kang filed a bankruptcy petition under Chapter 7 of Title 11 of the United States Code in connection with his personal guarantee of land projects and the inability to refinance related indebtedness.  Since then, Mr. Kang has devoted his efforts to growing Six Dimensions.  Prior to Kang Management Group, Mr. Kang was an engineer for five years with PeopleSoft (now Oracle Corporation). While at PeopleSoft, Mr. Kang managed Human Resources, Financial, Supply Chain, and Enterprise Performance Management software implementations for Fortune 500 companies including Boeing, Apple, AT&T, HP. Mr. Kang is a member of Harvard Business School’s Owner President/Management Program (OPM 50), Inc. Business Owners Council (IBOC), Vistage, Entrepreneurs’ Organization (EO), Alliance of CEOs, National Association of Asian American Professionals (NAAAP) and Massachusetts Institute of Technology (MIT) Key Executive Program and Entrepreneurial Masters Program (EO).  Mr. Kang graduated from The University of California, Davis with a Bachelor of Science degree in Managerial Economics.

Mark Szynkowski, Chief Financial Officer

Prior to joining the Company, from December 2005 to July 2014, Mr. Szynkowski was Vice President of Finance for Epiq Systems, a provider of integrated technology products and services for the legal profession.  Prior to his tenure at Epiq Systems, Mr. Szynkowski served as Chief Financial Officer and Controller for multiple high-growth organizations and began his career with Ernst & Young.  Mr. Szynkowski graduated from Alfred University with a Bachelor degree in Accounting.

Bradley Timchuk, President and Chief Operations Officer

Prior to joining the Company, Mr. Timchuk was employed by TigerLogic Corporation, and served as its Chief Executive Officer from September 2014 until March 2015, in which role he was responsible for TigerLogic’s restructuring, strategic partnerships, and growth strategy.  Prior to that, Mr. Timchuk served as Executive Vice President of Worldwide Sales and Marketing at TouchCommerce, Inc., an online customer engagements solution company, from May 2012 through November 2013, and in various capacities at Fuel Industries, Inc., a private youth engagement agency, beginning in March 2010, including as Executive Vice President, Chief Executive Officer from November 2010 through September 2011, and in an advisory capacity through April 2012.  Mr. Timchuk has also served as Senior Vice President of Sales and Business Development for eFusion, Inc. Mr. Timchuk attended Mohawk College in Canada, where he studied Computer Electronics Technology.

Thomas J. Iaciofano, Vice President

Mr. Iaciofano is responsible for ensuring overall revenue and margin growth of 6D Global CMS segment, strategic acquisitions, product development, partnerships, and operations.  Prior to being named to his current position Mr. Iaciofano is responsible for ensuring overall revenue and margin growth of 6D Global CMS segment, strategic acquisitions, product development, partnerships, and operations.  Prior to being named to his current position Mr. Iaciofano was Director of the Content Management System (CMS) and Digital Asset Management (DAM) practice.  His team consists of solution delivery managers, technical architects, development leads, engineers, and subject matter experts.  He is also responsible for the opening and managing of 6D Labs, the Company’s center of excellence focused on solution delivery and support for technology implementations.  Mr. Iaciofano has over 13 years of experience in web and internet-based solution delivery as well as leading enterprise-level web-based content management systems. Prior to joining Six Dimensions in 2011, he held various leadership roles in web content management for higher education, commercial and the non-profit space.

Piotr A. Chrzaszcz, Director

Mr. Chrzaszcz has served as the CEO of Commercial Masterminds, Inc., a commercial real estate investment and advisory firm from 2007-2012 and holds the advanced real estate investor designation, Certified Commercial Investment Member (CCIM).  Mr. Chrzaszcz was an active leader in the CCIM community and a guest lecturer for the UC Berkeley Extension, Personal Financial Planning Program discussing due diligence in commercial real estate.  Mr. Chrzaszcz is currently a Vice President for a local California bank working as their Corporate Real Estate Manager and an active investor trading his own portfolio.  Mr. Chrzaszcz is an Air Force veteran and holds a Bachelor of Science in Aerospace Engineering from Boston University.  Mr. Chrzaszcz’s leadership experience gained while in executive management and with his investment experience led the Board of Directors to conclude that Mr. Chrzaszcz should serve as a director of the Company.

Michael Bannout, Director

Mr. Bannout has served as the CEO and President of M. London Group, Inc. for the past 25 years, a privately owned men’s and women’s fashion accessories and apparel company, which he started in New York City as a small cut and sew manufacturing company and built into a multi-million dollar enterprise with world-wide distribution.  Mr. Bannout attended Brooklyn College in Brooklyn, NY.  Mr. Bannout’s substantial management, executive, and leadership experience gained from his extended service as CEO and President of his own company led the Board of Directors to conclude that Mr. Bannout should serve as a director of the Company.

Sarah Michael, Director

Ms. Michael is currently a Project Director of Hospitality House where she administers the financial analysis of private equity firms, REITs, hotel brands, and real estate owners and developers to reduce expenses and improve company efficiencies.  She provides conceptual strategy, operational expertise, financial underwriting, landlord representation and operator sourcing.  Formerly, Ms. Michael worked in the Commercial Real Estate Team at Nest Seekers International and served as the Vice President of healtheo360, an online healthcare social media company.  Ms. Michael holds a Bachelor of Science in Psychology from St. John’s University.  Ms. Michael’s strategic, operational, and financial underwriting experience led the Board of Directors to conclude that Ms. Michael should serve as a director of the Company.

Corporate Governance

Board Leadership Structure and Risk Oversight

The Board oversees the Company’s management in the competent and ethical operation of the Company, and assures that the long-term interests of the stockholders are being served.

Our Chairman of the Board is also the Chief Executive Officer of the Company.  We believe that by having this combined position, our Chief Executive Officer serves as a bridge between management and the Board, ensuring that both act with a common purpose. In addition, we believe that the combined position facilitates our focus on both long and short term strategies.  Further, we believe that the advantages of having a Chief Executive Officer with extensive knowledge of the Company, as opposed to a relatively less informed independent Chairman, outweigh potential disadvantages.  Additionally, we believe that our majority of independent directors provide sufficient independent oversight of our management.  We do not have a lead independent director.

We administer our risk oversight function through our Audit Committee as well as through our Board as a whole.  Our Audit Committee is empowered to appoint and oversee our independent registered public accounting firm, monitor the integrity of our financial reporting processes and systems of internal controls and provides an avenue of communication among our independent auditors, management, and our Board.

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee (the “Nominating Committee”).  The Board has determined that the Chairs and all committee members are independent under applicable NASDAQ and SEC rules for committee memberships.  The members of the committees are shown in the table below.

Director	Audit Committee	Compensation Committee	Nominating Committee
Tejune Kang	--	--	--
Sarah Michael	Chair	Member	Member
Piotr A. Chrzaszcz	Member	Member	Chair
Michael Bannout	Member	Chair	Member

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements, and the quality and integrity of the Company’s financial statements and reports.  In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors.  In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual or transition report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Compensation Committee is responsible primarily for reviewing the policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies.  The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board.

The Nominating Committee is responsible for assisting the Board in identifying individuals qualified to become members of the Board and executive officers of the Company; selecting, or recommending that the Board select, director nominees for election as directors by the stockholders of the Company; developing and recommending to the Board a set of effective governance policies and procedures applicable to the Company; leading the Board in its annual review of the Board’s performance; recommending to the Board director nominees for each committee; making recommendations regarding committee purpose, structure and operations; and overseeing and approving a managing continuity planning process.  During the fiscal year ended December 31, 2015, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

The Audit Committee, Compensation Committee, and Nominating Committee operate under written charters adopted by the Board. Copies of these charters are available at http://ir.6dglobal.com/governance-docs.

Audit Committee Financial Expert

The Board has determined that Sarah Michael qualifies as an “audit committee financial expert” as defined under applicable SEC rules, and that all members of the Audit Committee meet the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors and greater than ten percent stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis, with the exception of the following:

Name	Number of late Reports	Transactions not timely reported	Known failures to file a required form
Adam Hartung	1	1	0
TJ Iaciofano	1	1	0
Tejune Kang	1	1	0
Matthew Sullivan	1	1	0
Mark Szynkowski	1	1	0

Code of Ethics

The Company has a code of business conduct and ethics (the “Code of Ethics”) that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the Board.  The code is available at http://ir.6dglobal.com/governance-docs.  The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K.

Item 11. – Executive Compensation

The following table presents a summary of the compensation paid to our executive officers during the fiscal years ended December 31, 2015 and 2014.  Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options or any other compensation paid to the named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Tejune Kang Chief Executive Officer and Chairman of the Board	2015 2014	85,500 84,000	- -	- -	172,350 -	- -	- -	64,700 50,000	322,550 134,000

Mark Szynkowski Chief Financial Officer	2015 2014	185,434 12,570	- -	- -	191,500 -	- -	- -	- -	376,934 12,570

Bradley Timchuk (2) President and Chief Operations Officer	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

Thomas Iaciofano Executive Vice President	2015 2014	146,684 136,250	- 37,000	158,700 -	76,600 -	- -	- -	- -	381,984 173,250

Matthew Sullivan Executive Vice President (1)	2015 2014	132,693 107,900	- 12,500	158,700 -	95,750 -	- -	- -	- 80,000	387,143 200,400

(1)	Matthew Sullivan Served as Executive Vice President until July, 2015.
(2)	Bradley Timchuk was appointed as President and Chief Operations Officer effective on May 1st, 2016

The Company offers competitive compensation packages to attract and retain executives who manage the day-to-day business of the Company while fostering the further growth of the Company.  These compensation packages include a base salary and other incentives, such as cash bonuses and stock options, determined on a case-by-case basis.  In the case of the Company’s Chief Executive Officer, Tejune Kang, and its former Executive Vice President, Matthew Sullivan, this program is tied to the Company’s performance.  These executives’ bonus payments vary based on meeting (or exceeding) both a revenue goal and a profitability margin.  Under this system, if only minimum criteria are met, the executive does not receive a bonus.  Conversely, should the executive exceed the revenue expectations and profitability margin, then he would be entitled to receive a cash bonus and a stock option grant.  By design, this compensation plan rewards executives only for exceeding expectations.  The amounts payable in both instances have accelerators for different target points.  For example, revenue of $20,000,000 would equate to no bonus payment or stock option grant, while achieving a revenue target of $20,000,001 with a 5% profit margin would result in a cash bonus and the issuance of stock options.  In total, there are three accelerators, with the maximum constituting a revenue target of $40,000,001+ and a profitability margin of 10%.  Profit is defined as EBIT, and no bonus is paid or stock option granted until the completion of the year-end financial audit.  Prior to the Company going public, Tejune Kang, the Company’s CEO, Chairman and significant stockholder, transferred some of his stock to long-term employees, including Matthew Sullivan and Thomas Iaciofano, which transfer vested over 4 years so long as each recipient remained an employee.  For accounting purposes these stock transfers by Tejune Kang were recorded as compensation expenses of the Company.  During a portion of 2014, Matthew Sullivan was compensated by the Company as an independent contractor through a third party corporation.  CEO/Chairman Tejune Kang, as part of his compensation agreement received an allowance for certain personal expenses, which was valued at $64,700, in addition to his salary of $85,500. On March 17, 2016, Mr. Kang’s employment agreement was amended to eliminate the allowance and reflect a base salary of $220,000 per year.  The Company’s officers participate in the normal employee compensation strategy: a base salary, a year-end bonus and a stock option grant, as governed by the Company’s 2015 Omnibus Incentive Plan.

Employment Agreements

Mr. Kang, Mr. Szynkowski, and Mr. Timchuk are the only executive employees that currently have employment agreements with the Company.

Mr. Kang’s employment agreement was amended on March 17, 2016.  Under the amended employment agreement, Mr. Kang’s total compensation consists of a base salary of $220,000 (without any allowance or reimbursement of personal expenses), with an opportunity for a performance bonus based upon a combination of Company revenue and profitability targets.  If Mr. Kang’s employment is terminated for cause by the Company or if he terminates his employment without good reason, he will be entitled to receive his accrued base salary (and benefits, if Mr. Kang terminates without good reason), but will forfeit all stock options (whether vested or unvested).  If Mr. Kang’s employment is terminated without cause by the Company, if he terminates his employment with good reason, or if he terminates his employment in connection with a Change in Control, he will be entitled to a $55,000 lump sum payment and all of his unvested stock options will immediately vest.

Mr. Szynkowski was an at-will employee and did not have a written employment agreement with the Company during 2015.  On January 1, 2016, the Company entered into a written employment agreement with Mr. Szynkowski.  The employment agreement has a two-year term and provides for base compensation of $215,000, with an opportunity for a bonus of up to $21,500 based upon a combination of Company revenue and profitability targets.  If Mr. Szynkowski’s employment is terminated for cause by the Company, or if he terminates his employment without good reason, then he will be entitled to receive his accrued base salary through the date of termination (and benefits, if Mr. Szynkowski terminates without good reason), but will forfeit all stock options (whether vested or unvested).  If Mr. Szynkowski’s employment is terminated without cause by the Company, if he terminates his employment with good reason, or if his employment is terminated in connection with a change of control of the Company, he will be entitled to a $53,750 lump sum payment and all of his unvested stock options will immediately vest.

Mr. Timchuk entered into a written employment agreement with the Company on May 1, 2016, which has a two-year term and provides him with an annual base salary of $240,000 and the opportunity for a performance and a discretionary bonus.  In addition, pursuant to the employment agreement, the Company agreed to issue Mr. Timchuk, on May 1, 2016, stock options to purchase 200,000 shares of the Company’s common stock, to vest annually in five equal installments.  If Mr. Timchuk’s employment is terminated for cause by the Company or if he terminates his employment without good reason, then he will be entitled to receive his accrued base salary through the date of termination (and benefits, if Mr. Timchuk terminates without good reason), but will forfeit all stock options (whether vested or unvested).  If Mr. Timchuk’s employment is terminated without cause by the Company, or upon a change in control, or if Mr. Timchuk resigns for good reason, Mr. Timchuk is entitled to a severance payment of $60,000 and any unvested stock options will terminate and be null and void (except in the case of a Change in Control, in which case all granted but unvested stock options shall immediately vest).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Tejune Kang	-	45,000	(3)	-	$8.28	April 1, 2025	-	$-	-	-
Mark Szynkowski	-	50,000	(3)	-	$8.28	April 1, 2025	-	$-	-	-
Bradley Timchuk (1)	-	-		-	-	-	-	$-	-	-
Thomas Iaciofano	-	20,000	(3)	-	$8.28	April 1, 2025	150,000	$435,000	-	-
Matthew Sullivan (2)	-	-		-	-	-	-	$-	-	-

(1)	Bradley Timchuk began serving as President and Chief Operations Officer on May 1, 2016.
(2)	Matthew Sullivan served as Executive Vice President until July, 2015 upon which options and future stock grants were forfeited.
(3)	Stock options granted April 1, 2015 have a yearly vesting schedule over a 5-year period.

Compensation of Directors

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Adam Hartung (1)	37,500	-	73,100	-	-	-	110,600
David S. Kaufman (2)	15,000	-	73,100	-	-	-	88,100
Terry McEwen (3)	15,000	-	73,100	-	-	-	88,100
Anubhav Saxena (4)	15,000	-	73,100	-	-	-	88,100
Piotr A. Chrzaszcz (5)	14,500	-	21,400	-	-	-	35,900
Michael Bannout (6)	14,500	-	21,400	-	-	-	35,900

(1)	Adam Hartung served as a Director until April, 2016.
(2)	David S. Kaufman served as a Director until October, 2015.
(3)	Terry McEwen served as a director until November, 2015.
(4)	Anubhav Saxena served as a director until October, 2015.
(5)	Piotr A. Chrzaszcz began serving as a director on October 24, 2015.
(6)	Michael Bannout began serving as a director on October 27, 2015.

The Company has agreed to compensate its independent directors $5,000 for each full quarter for which they serve and actively participate in Board activities, such as attending meetings of the Board and committees of the Board.  For the fourth quarter of 2015 and forward, the Company agreed to compensate its independent directors $10,000 for director fee, $2,500 fee for being a chairman of the Nominating and Compensation Committee, $3,750 for Chairman of the Audit Committee, and $1,000 fee for being a member of each committee for each full quarter for which they serve and actively participate in Board and Committee activities.  Directors are also eligible to receive stock options as granted.  As discussed in more detail below under the heading “Equity Compensation Plan,” in February 2015, the Company and its stockholders adopted an Omnibus Compensation Plan.

During 2015 the Board held 4 meetings in person, 15 telephonic meetings and acted by written consent 1 time. One director attended in person or telephonically or by written consent 36% of all board and applicable meetings during the time they were active board members. All other directors attended in persons, telephonically or by written consent at least 75% of all board and applicable meetings during the time they are active board members.

Arrangements or Understandings

There was no arrangement or understanding between any of our directors and any other person pursuant to which any director was to be selected as a director.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows certain information as of June 30, 2016 with respect to the beneficial ownership of the Company’s common stock by: (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of the Company’s common stock based solely on the Company’s review of SEC filings; (ii) each director; (iii) each named executive officer; and (iv) all directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o 6D Global Technologies, Inc., 17 State Street, Suite 2550, New York, NY 10004.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 78,247,864 shares of Common Stock outstanding at June 30, 2016.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty days of June 30, 2016.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (*).

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class
Executive Officers and Directors
Tejune Kang, Chief Executive Officer and Chairman of the Board (1)	23,296,474	29.8%
Mark Szynkowski, Chief Financial Officer	*	*
Matthew Sullivan, former Executive Vice President	*	*
Thomas J. Iaciofano, Executive Vice President	*	*
Adam Hartung, former Director	*	*
Piotr A. Chrzaszcz, Director	*	*
Michael Bannout, Director	*	*
Sarah Michael, Director	*	*
All executive officers and directors as a Group (8 persons)	23,646,474	30.2%
Other > 5% Security Holders
NYGG (Asia) Ltd. (2)	35,149,883	44.9%
Epics Grantor Retained Annuity Trust II (3)	4,000,000	5.1%

(1)
Pursuant to a stockholders’ agreement, Mr. Kang, Chairman and CEO of the Company and any successor to or designee of the CEO, was appointed as proxy of NYGG (Asia) Ltd., with the full power to vote NYGG (Asia) Ltd.’s shares in the same manner and in the same proportion as shares of common stock that are not held by NYGG (Asia) Ltd. are voted.  The stockholders’ agreement shall terminate upon delisting of the shares from NASDAQ or dilution of NYGG (Asia) Ltd.’s stake in the Company or its possible successor below 5% of the Company’s outstanding common stock.

(2)	The address of the beneficial owner is 12th Floor, Ruttonjee House, 11 Duddell Street, Central, Hong Kong, China. See (1) above regarding stockholders’ agreement.
(3)	The address of the beneficial owner is PO Box 3477 San Ramon, CA 94583.

Equity Compensation Plan

The Company had no equity compensation plans in effect as of December 31, 2014, and therefore, there were no outstanding equity awards at fiscal year-end.  On January 22, 2015, the Board approved the Company’s 2015 Omnibus Incentive Plan (the “Plan”) pursuant to which the Company is authorized to issue up to 4,800,000 shares of Common Stock to qualified participants.  On January 27, 2015, NYGG (Asia), Ltd., Kang Kapital LLC, Kang Family LLC, and TKO, LLC, who collectively own 58,400,444 shares of Common Stock (representing 75.28 percent of the voting power of the Company on such date) executed a written consent adopting the Plan (the “Written Consent”).  The company filed and commenced mailing of an Information Statement on Schedule 14C on February 5, 2015, disclosing the adoption of the Plan by the Board and by the stockholders pursuant to the Written Consent.  In accordance with Rule 14c-2 of the Exchange Act, the Plan became effective on February 25, 2015.

As of March 29, 2016, the Company’s common stock was traded over-the-counter as a grey market security.  These securities are not currently traded on the OTCQX, OTCQB or OTC Pink marketplaces.  Broker-dealers are not willing or able to publicly quote grey market securities because of a lack of investor interest, company information availability or regulatory compliance.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding compensation plans under which securities of the Company are authorized for issuance, as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plan approved by security holders (1)	1,116,000	$8.23	3,684,000
Equity compensation plan not approved by security holders	-	-	-
Total	1,116,000		3,684,000

(1)	Represents options issued pursuant to the Company’s 2015 Omnibus Incentive Plan.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

The Code of Ethics contains a policy for the review of transactions in which the Company conducts business with a relative or significant other of a director, officer, or employee of the Company (a “Related Party Transaction”).  The Related Party Transaction must be disclosed to the Company’s Chief Financial Officer to determine whether or not it is material to the Company.  In the event the Related Party Transaction is determined to be material, it must be reviewed and approved in writing by the Audit Committee in advance of the consummation of such Related Party Transaction.  Significant Related Party Transactions, including those involving the Company’s directors or executive officers, must be reviewed and approved in writing in advance by the Company’s Board of Directors.

Transactions with Related Persons

Six Dimensions Inc., the private company predecessor to the Company, had a loan outstanding to its largest stockholder/owner at the time, Tejune Kang, during the fiscal year ended December 31, 2014.  This loan bore interest at 2.64% with no definite repayment terms.  During the year ended December 31, 2014, interest totaled $46,433, which was included in the Company’s consolidated balance sheet.  During the year ended December 31, 2014, and prior to the Company becoming a reporting company, the loan balance of $456,563 was eliminated, as the Company treated the loan as a stockholder distribution.

Director Independence

The Board has determined that Sarah Michael, Piotr A. Chrzaszcz, and Michael Bannout are independent directors under the applicable laws and regulations of the SEC and the Listing Rules of NASDAQ.  Adam Hartung was an independent director under these applicable laws and regulations until his resignation in April 2016.  Anubav Saxena, Adam Hartung, and David Kaufman were independent directors under these applicable and regulations laws until their resignation in September 2015.  Terry McEwen was not an independent director under these applicable laws and regulations until his resignation in October 2015.  In making these determinations, the Board considered the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

There are no family relationships among any of our directors or executive officers.

Item 14. – Principal Accountant Fees and Services

Principal Accounting Fees and Services

On October 22, 2014, the Company, with the approval of the Audit Committee, engaged BDO USA, LLP as the Company’s new independent registered public accounting firm.  Marcum LLP (“Marcum”) and Li and Company, PC (“Li & Co.”), were previously engaged at separate times as the independent accounting firm of Six Dimensions, LLC (“Six Dimensions”), the predecessor and now subsidiary of the Company, while it was a privately-held company.  On October 24, 2014, the Company notified and confirmed with Marcum that it had been dismissed as the independent accounting firm of Six Dimensions LLC.  Marcum was never engaged as the Company’s independent registered public accounting firm, nor had they issued any financial reports related to the Company prior to its dismissal. Li & Co. was previously engaged separately from Marcum as the independent accounting firm of Six Dimensions while it was a privately-held company.  On October 24, 2014 Six Dimensions notified Li & Co. that it had been dismissed as the independent accounting firm of Six Dimensions. Li & Co. was not engaged as the Company’s independent registered public accounting firm at any time.

On March 17, 2016, BDO USA, LLP resigned as the auditors to the Company.  On April 18, 2016, The Company engaged with SingerLewak LLP as the Company’s new independent registered public accounting firm.  SingerLewak LLP conducted the audit for years ending December 31, 2014 and December 31, 2015.

The following table sets forth all fees paid or accrued by the Company for the audit and other services provided by the Company’s public accounting firms for the years ended December 31, 2015 and December 31, 2014

BDO USA, LLP(1)	2015	2014
Audit Fees(2)	$322,467	$127,150
Audit-Related Fees(3)	-	-
Tax Fees(4)	-	-
All Other Fees(5)	-	-
Total	$322,467	$127,150

SingerLewak LLP(1)	2015	2014
Audit Fees(2)	$-	$-
Audit-Related Fees(3)	-	-
Tax Fees(4)	-	-
All Other Fees(5)	-	-
Total	$-	$-

(1)	BDO USA, LLP resigned as company auditor on March 17, 2016. SingerLewak LLP was engaged by the Company on April 18, 2016.
(2)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(3)	Audit-related fees comprise fees for professional services that are reasonably related to the performance of the worldwide audit or review of the Company’s financial statements.
(4)	Tax fees relate to professional services rendered in connection with tax audits, international tax compliance, and international tax consulting and planning servicer.
(5)	Other Fees consist of fees for services other than the services reported in audit fees, audit-related fees, and tax fees.

PART IV

Item 15. – Exhibits, Financial Statement Schedules

3.1 (8)	Certificate of Incorporation, as amended by the Certificate of Amendment to the Certificate of Incorporation

3.2 (1)	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series A Redeemable Convertible Preferred Stock

3.3 (2)	Bylaws

10.1 (3)	Divesture and Exchange Agreement, dated June 11, 2014, by and among the Company and Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu and Dianfu Lu

10.2 (3)	Escrow Agreement, dated June 11, 2014, by and among the Company, Ping Chen, Shengfen Lin, Wenge Chen, Bei Lu and Dianfu Lu., and Holland & Knight, LLP

10.3 (3)	Forbearance and Waiver Agreement, dated June 11, 2014, by and between the Company and NYGG (Asia) Ltd., dated June 11, 2014

10.4 (3)	Release and Waiver Agreement, dated June 11, 2014, by and among NYGG (Asia), Ltd., and Liaoning Creative Bellows Co., Ltd. and Liaoning Creative Wind Power Equipment Co., Ltd.

10.5 (4)	Agreement and Plan of Share Exchange, dated June 13, 2014, by and among CleanTech Innovations, Inc., Initial Koncepts, Inc., d/b/a Six Dimensions, Inc., and Tejune Kang

10.6 (2)	Debt Conversion Agreement, dated September 29, 2014 by and between the Company and NYGG (Asia) Ltd.

10.6*	Form of Subscription Agreement, dated September 29, 2014, by and between the Company and the subscribers on the signature pages thereto.

10.7 (5)	Form of Subscription Agreement, dated November 13, 2014, by and between the Company and the subscribers on the signature pages thereto.

10.8 (6)	Securities Purchase Agreement, dated March 4, 2015, by and between the Company and Ms. Topaz and Mr. Porath.

10.9 (6)	Securities Purchase Agreement, dated March 20, 2015, by and between the Company and SwellPath, Inc.

10.10 (6)	Goodwill Purchase Agreement, dated March 20, 2015, by and between the Company and Adam Ware.

10.11 (1)	Stock Purchase Agreement, dated August 10, 2015, by and between the Company and the investor named therein.

10.12 (7)
Stockholders’ Agreement, dated January 14, 2016, by and between the Company and NYGG (Asia) Ltd., and Exhibit A thereto, Irrevocable Proxy, dated January 14, 2016, by and between the Company and NYGG (Asia) Ltd.

10.13*	Employment Agreement, dated January 1, 2016, by and between the Company and Mark Szynkowski.

21.1*	Subsidiaries

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 13, 2015.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 1, 2014.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2014.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 17, 2014.
(5)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
(6)	Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2015.

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

6D Global Technologies Inc.

Dated: July 8, 2016	By:	/s/ Tejune Kang
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

/s/ Tejune Kang
Tejune Kang, Chief Executive Officer (Principal Executive Officer)	July 8, 2016

/s/ Mark Szynkowski
Mark Szynkowski, Chief Financial Officer (Principal Financial Officer)	July 8, 2016

/s/ Piotr A. Chrzaszcz
(Director)	July 8, 2016

/s/ Michael Bannout
(Director)	July 8, 2016

/s/ Sarah Michael
(Director)	July 8, 2016

6D GLOBAL TECHNOLOGIES INC.

  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
6D Global Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of 6D Global Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 6D Global Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), 6D Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Our report dated July 8, 2016 expressed an opinion that 6D Technologies, Inc. had not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and the Company is currently a defendant in several class action lawsuits with various shareholders.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Firm Signature]

/s/ SingerLewak LLP
Los Angeles, California
July 8, 2016

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash	$6,096,417	$4,888,797
Accounts receivable	1,713,112	1,316,448
Other receivable	105,799	-
Unbilled revenues	491,714	62,049
Deferred tax assets	-	161,255
Prepaid expenses and other current assets	309,773	165,907
Total Current Assets	8,716,815	6,594,456

Property and Equipment, net	473,051	154,917

Other Assets
Restricted cash	655,707	110,699
Security deposits	65,216	24,075
Internally developed software	208,749	-
Goodwill	8,218,940	-
Intangible assets, net	2,533,350	-
Total Other Assets	11,681,962	134,774

Total Assets	$20,871,828	$6,884,147

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

Current Liabilities
Current maturities of capital lease liability	$129,857	$53,610
Current maturities of notes payable	6,600	6,600
Accounts payable and accrued liabilities	1,881,448	1,039,301
Due to factor	-	833,938
Short-term debt	623,642	-
Deferred revenue	257,586	68,420
Contingent consideration, current portion	343,777	-
Total Current Liabilities	3,242,910	2,001,869

Long-Term Liabilities
Capital lease liability, net of current maturities	184,852	111,130
Notes payable, net of current maturities	46,820	53,420
Security deposit payable	50,000	30,000
Deferred rent, net of current portion	69,415	55,429
Derivative liability	17,220,000	-
Contingent consideration, net of current portion	274,260	-
Total Long-Term Liabilities	17,845,347	249,979

Total Liabilities	$21,088,257	$2,251,848

Commitment and Contingencies (Note 18)

Redeemable convertible preferred stock net of issuance costs, par value $0.00001; 10,000,000 shares authorized; 1,088 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	$1,458,318	$-

Stockholders' (Deficit) Equity
Common stock, par value $0.00001; 150,000,000 shares authorized; 78,247,864 and 77,575,617 shares issued and outstanding as of December 31, 2015 and 2014, respectively	783	776
Additional paid-in capital	16,007,516	5,203,279
Accumulated deficit	(17,683,046)	(571,756)
Total Stockholders' (Deficit) Equity	(1,674,747)	4,632,299
Total Liabilities, Redeemable convertible preferred stock and Stockholders’ (Deficit) Equity	$20,871,828	$6,884,147

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Revenues	$12,789,892	$11,797,813

Cost of revenues	7,728,244	7,425,857

Gross margin	5,061,648	4,371,956

Operating expenses
Selling, general and administrative	9,801,377	3,309,079
Professional and legal fees	1,778,612	486,654
One-time professional and legal fees	911,456	-
Depreciation and amortization	564,839	82,342
Operating expenses	13,056,284	3,878,075

(Loss) income from operations	(7,994,636)	493,881

Other expense (income)
Interest expense, net	281,411	147,069
Loss on debt extinguishment	-	57,502
Loss on derivative liability	9,292,720	-
Other income	(5,619)	(20,000)
Other expenses, net	9,568,512	184,571

(Loss) income before income tax benefit	(17,563,148)	309,310

Income tax benefit	451,858	161,255

Net (loss) income	$(17,111,290)	$470,565

Net (loss) income per common share – basic	$(0.22)	$0.01

Weighted average common shares – basic	78,227,127	48,500,156

Net (loss) income per common share – diluted	$(0.22)	$0.01

Weighted average common share - diluted	78,227,127	48,668,720

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014 (Audited)

	Redeemable Convertible Preferred Stock		Stockholders’ (Deficit) Equity
	Stock	Amount	Common Stock		Additional paid-in capital	Accumulated deficit	Total (Deficit) Equity
			Stock	Amount

Balance at January 1, 2014	-	$-	38,215,054	$382	$2,618	$(539,950)	$(536,950)
Promissory note conversion	-	-	300,001	3	402,499	-	402,502
Private placements, net of issuance costs	-	-	2,859,300	29	4,798,524	-	4,798,553
Reverse recapitalization	-	-	36,201,262	362	(362)	-	-
Distribution to stockholders	-	-	-	-	-	(502,371)	(502,371)
Net income	-	-	-	-	-	470,565	470,565
Balance at December 31, 2014	-	-	77,575,617	$776	$5,203,279	$(571,756)	$4,632,299
Acquisitions	-	-	600,000	6	9,379,565	-	9,379,571
Warrant exercise	-	-	72,247	1	-	-	1
Issuance of convertible preferred stock	1,088	10,000,000	-	-	-	-	-
Bifurcation of anti-dilution derivative	-	(7,927,280)	-	-	-	-	-
Equity issuance costs	-	(614,402)	-	-	-	-	-
Stock based compensation	-	-	-	-	1,424,672	-	1,424,672
Net loss	-	-	-	-	-	(17,111,290)	(17,111,290)
Balance at December 31, 2015	1,088	$1,458,318	78,247,864	$783	$16,007,516	$(17,683,046)	$(1,674,747)

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Cash Flows From Operating Activities:
Net (loss) income	$(17,111,290)	$470,565
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	564,839	82,342
Stock-based compensation	1,424,672	-
Loss on debt extinguishment	-	57,502
Change in contingent consideration liability	145,997	-
Loss on derivative liability	9,292,720	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(396,664)	(198,824)
Other receivable	(105,799)	-
Unbilled revenues	(429,665)	69,795
Deferred tax benefit	(459,512)	(161,255)
Prepaid expenses and other current assets	(143,866)	(118,450)
Restricted cash	(545,008)	(200)
Security deposits	(41,141)	24,632
Accounts payable and accrued liabilities	842,147	220,985
Deferred revenue	61,832	68,420
Security deposit payable	20,000	30,000
Deferred rent	13,986	(17,763)
Net Cash (Used in) Provided by Operating Activities	(6,866,752)	527,749

Cash Flows From Investing Activities:
Purchase of property and equipment	(260,285)	(15,137)
Internally developed software	(208,749)	-
Consideration paid for acquisitions, net of cash acquired	(542,399)	-
Loans to related parties	-	(46,433)
Net Cash Used in Investing Activities	(1,011,433)	(61,570)

Cash Flows From Financing Activities:
Gross proceeds from factor borrowing	4,167,113	11,283,679
Repayments of factor borrowing	(5,001,051)	(11,320,036)
Distribution to stockholders	-	(45,808)
Proceeds from the issuance of short-term debt	623,642	-
Proceeds from the issuance of Series A redeemable convertible preferred stock, net of issuance costs	9,385,598	-
Repayment of capital lease obligations	(82,897)	(57,781)
Repayment of notes payable	(6,600)	(261,600)
Proceeds on issuance of notes payable	-	20,000
Proceeds from private placement, net of issuance costs	-	4,798,553
Net Cash Provided by Financing Activities	9,085,805	4,417,007

Net Change in Cash	1,207,620	4,883,186

Cash, beginning of period	4,888,797	5,611

Cash, end of period	$6,096,417	$4,888,797

Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes	$13,031	$4,495
Cash paid for interest	$113,635	$151,041

Non-Cash Transactions:
Reclassification of due from related party to distribution	$-	$456,563
Conversion of notes payable into common stock issuable	$-	$345,000
Warrant issuance in connection with private placement	$-	$1,751,962
Addition of capital leases	$228,038	$38,281
Common stock issued in connection with acquisitions	$4,929,000	$-
Contingent consideration in connection with acquisitions	$4,922,613	$-
Cashless exercise of warrants	$222,299	$-
Deferred revenue in connection with acquisitions	$127,334	$-

See accompanying notes to the consolidated financial statements.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	– Organization and Operations

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

Reverse Recapitalization

Six Dimensions was originally incorporated as Initial Koncepts, Inc. in the State of California on February 9, 2004.  On June 25, 2014, Initial Koncepts, Inc. converted from an S-Corporation into a California limited liability company and changed its name to Six Dimensions, LLC.  On June 27, 2014, Six Dimensions, LLC converted into a Nevada C-Corporation and changed its name to Six Dimensions, Inc.

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

On the same date and concurrently to the transactions described above, the Company also undertook the following transactions:

•
Share exchange - CleanTech consummated the Exchange Agreement with Six Dimensions, Inc., whereby the Company acquired all of the issued and outstanding capital stock of Six Dimensions in exchange for 38,664,871 shares of Common Stock.

•	Private placement - CleanTech completed a private placement equity offering to accredited investors. The Company received $4,556,100 in gross proceeds and issued 2,201,031 shares of Common Stock.
•	Debt conversion - CleanTech converted approximately $16,000,000 of debt owed to NYGG (Asia) LTD. in exchange for 35,149,883 shares of Common Stock.
•	Stock split - CleanTech shares of Common Stock were increased by 1,051,379 after a 2 for 3 reverse stock split.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 2	– Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

During the period from September through December 2015, the litigation matters did impair management’s ability to execute on growth initiatives and consumed significant liquidity resources.  As a result, the Company continued to sustain net losses and relied on the proceeds of the capital raises to supplement cash needs for operations.

In 2014, we completed multiple private placements amounting to $5,809,598 in gross proceeds.  In addition, we completed a Stock Purchase Agreement for Convertible Redeemable Preferred Stock in August 2015 amounting to $10,000,000 of gross proceeds to fund expanding the business, potential mergers and acquisitions, and on-going operations.  We experienced larger losses as a result of increased legal and professional fees beginning in September 2015 through December 31, 2015 related to the NASDAQ halt of trading of our shares and delisting procedures, along with costs associated with defending claims against us and certain members of the management team from the Discover Growth Fund and Class Action suits of various shareholders.

For the year ended December 31, 2015, the Company had a cash balance of $6,096,417, accounts receivable of $1,713,112 and $3,242,910 in current liabilities as well as an immaterial amount of notes payable.  At the current cash consumption rate, the Company may need to consider additional funding sources toward the end of fiscal 2016.  The Company is taking proactive measures to reduce operating expenses, drive growth in revenue and expeditiously resolve any remaining legal matters.

The Company anticipates meeting its cash obligations on indebtedness that is payable on or prior to December 31, 2016 from earnings from operations.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3	– Acquisitions

The following transactions were accounted for using the purchase accounting method which requires, among other things, that the assets acquired and liabilities assumed are recognized at their acquisition date fair value.

Storycode

On March 4, 2015, the Company acquired all of the issued and outstanding membership interests of the two co-founders (the “Interests”) of Topaz Interactive, LLC, an Oregon limited liability company doing business as “Storycode” pursuant to a Securities Purchase Agreement (the “Storycode SPA”) dated as of that date. The purpose of the acquisition of Storycode was to increase our service offering in our existing digital solutions clients and to obtain new client relationships.

Storycode is headquartered in Portland, Oregon and provides mobile development and creative design services for medium and large businesses.  Storycode creates mobile applications that feature award-winning UX (user experience) and UI (user interface) design working exclusively with the Adobe DPS platform.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In consideration for the Interests, the Company paid Ms. Topaz and Mr. Porath, the two members of Storycode (collectively, the “Storycode Members”): cash in the amount of $300,000; an additional $300,000 paid in escrow to be earned by the members upon the one year anniversary of their employment; an aggregate of 300,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”); and additional, potential earn-out shares of Common Stock based on Storycode’s financial performance for the three years following the closing of the acquisition.  The Company also agreed to employment agreements with the Storycode Members.  Total acquisition costs for the Storycode acquisition incurred during the year ended December 31, 2015 was $86,161, and is included in selling general and administrative expenses in the Company’s Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill.  The goodwill is deductible for tax purposes.  The intangible assets are being amortized over their expected period of benefit.

The Company has completed the valuation of the acquisition of Storycode to determine the value of the intangible assets and goodwill.

The Company’s allocation of the purchase price in connection with the acquisition of Storycode was calculated as follows:

Cash	$300,000
Stock consideration	2,604,000
Contingent consideration	2,733,334
Total consideration	$5,637,334

The consideration transferred for the Storycode acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$100,000
Deferred revenue	(59,384)
Trade name	330,000	7
Customer relationship	900,000	5
Non-compete agreement	61,000	1.5
Due from seller	46,368
Goodwill	4,259,350
Total consideration	$5,637,334

The criteria contained in the Storycode SPA related to the contingent consideration payable to Storycode is from April 1, 2015 through March 31, 2018, and based on performance milestones and other terms set forth in the Storycode SPA, the Storycode Members may receive up to 400,000 restricted shares of 6D Global’s Common Stock.

In addition, the Company after one year of employment with the Company, the Storycode Members will receive $300,000 cash, which was placed in escrow at the closing of the transaction.

The Company determined the fair value of the contingent consideration to be $2,733,334.  The potential range of contingent consideration can range from $0 cash and no issuance of Common Stock, in the event that the Storycode Members are not employed by the Company for one year and the performance milestones are not reached, to $300,000 in cash and 400,000 restricted shares of Common Stock.  The Company recorded the potential earn-out of 400,000 restricted shares which is part of the purchase price in the amount of $2,604,000 as additional paid-in capital included in stockholders’ equity in the Consolidated Balance Sheets.  Since the contingent cash consideration is contingent upon the Storycode Members remaining employees of the Company for a one-year period, the Company will record this as compensation expense in the Consolidated Statements of Operations when earned.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The purchase price for the SwellPath Shares was comprised of: (i) cash in the amount of $300,000; (ii) 300,000 shares of the Company’s Common Stock; and (iii) up to an additional 300,000 shares of Common Stock and $650,000, based upon the achievement by SwellPath of certain performance milestones within the first and second anniversaries of the closing of the transaction.  In addition, the Company acquired all of the goodwill associated with SwellPath from its founder, Adam Ware, for cash in the amount $300,000.  Also, the Company agreed to an employment agreement with Mr. Ware to serve as Vice-President, containing customary terms, conditions and covenants for such an agreement.  Total acquisition costs incurred for the SwellPath acquisition during the year ended December 31, 2015 was $83,030 and is included in selling general and administrative expenses in the Company’s Consolidated Statements of Operations.  The purchase price in excess of the fair value of the net book values of the identifiable assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill.  The goodwill and identifiable intangible assets are not deductible for tax purposes.  The intangible assets are being amortized over their expected period of benefit.

The Company has completed the valuation of the acquisition of SwellPath to determine the value of the intangible assets and goodwill.

The Company’s allocation of the purchase price in connection with the acquisition of SwellPath was calculated as follows:

Cash	$600,000
Stock consideration	2,325,000
Contingent consideration	2,189,279
Total consideration	$5,114,279

The consideration transferred for the SwellPath acquisition was allocated across the net assets of the Company as follows:

Description	Fair Value	Weighted Average Useful Life (in years)
Cash	$257,601
Deferred revenue	(67,950)
Accrued liability	(51,195)
Deferred tax liability	(620,767)
Trade name	10,000	3
Customer relationship	1,560,000	5
Non-compete agreement	67,000	1.5
Goodwill	3,959,590
Total consideration	$5,114,279

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are the criteria contained in the SwellPath SPA related to the contingent consideration payable to SwellPath:

1.	If SwellPath’s financial performance for the period from April 1, 2015 to March 31, 2016 exceeds certain performance milestones and other terms set forth in the SwellPath SPA, the Company is may be required to pay SwellPath up to $650,000 in cash.
2.	If SwellPath’s financial performance for the period from April 1, 2016 to March 31, 2017 exceeds certain performance milestones and other terms set forth in the SwellPath SPA, SwellPath may receive up to 300,000 restricted shares of 6D Global’s Common Stock.

The Company determined the fair value of the contingent consideration to be $2,189,279.  The potential range of contingent consideration can range from $0 cash and no issuance of Common Stock, in the event SwellPath fails to achieve the minimum financial performance in the required time, to $650,000 in cash and 300,000 shares of Common Stock, in the event SwellPath achieves the financial performance target as of March 31, 2017.  The Company recorded contingent consideration in the amount of $472,040 as a liability in its Consolidated Balance Sheets which represents the fair value of the cash contingent consideration.  The Company recorded the potential earn-out of 300,000 restricted shares in the amount of $1,717,238 as Additional paid-in capital included in stockholders’ equity in the Consolidated Balance Sheets.  As of December 31, 2015, the Company recorded $145,997 of related accretion associated with the cash contingent consideration as interest expense in the Consolidated Statements of Operations.  The Company will continue to assess earn-out calculations related to the contingent consideration in future periods and any future adjustments will affect operating income.

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2015 and 2014 as if the acquisitions of Storycode and SwellPath occurred on January 1, 2014.  The pro forma results include estimates and assumptions which management believes are necessary.  However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of Storycode and SwellPath and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.  The unaudited pro forma revenue and net income for Storycode was $145,712 and $6,042, respectively, for the pre-acquisition period.  The unaudited pro forma revenue and net income for SwellPath was $472,442 and $904, respectively, for the pre-acquisition period.

	Unaudited Pro Forma Results of Operations for the Acquisitions of Storycode and SwellPath
	For the Year Ended
	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Revenues	$13,408,046	$13,455,455
(Loss) income	$(7,987,605)	$1,254,127
Net (loss) income from operations	$(17,104,343)	$1,230,637
Basic and diluted (loss) income per share	$(0.22)	$0.03

Note 4	– Significant and Critical Accounting Policies and Practices

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP for year-end financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, since they are year-end statements, the accompanying consolidated financial statements include all of the information and notes required by U.S. GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position for the years ended December 31, 2015 and 2014, and the results of operations and cash flows for the annual periods presented.

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

Cash

Cash consists of checking accounts, marketable securities and money market accounts.  The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash.  The Company maintains cash balances, which, at times, may exceed the amounts insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  For the years ended December 31, 2015 and 2014, the allowance for doubtful accounts was not material.  Additionally, there were no write-offs of the Company accounts receivables for the years ended December 31, 2015 or 2014.  The Company does not have any off-balance-sheet credit exposure to its customers.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Estimated Useful Life (Years)
Machinery and Equipment	1 – 3
Furniture	4 – 5
Software	3

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques.  The estimated fair value of the net assets acquired was determined using the income approach to valuation based on the discounted cash flow method.  Under this method, expected future cash flows of the business on a stand-alone basis are discounted back to a present value.  The estimated fair value of identifiable intangible assets, consisting of customer relationships, the trade names and non-compete agreements acquired were determined using the multi-period excess earnings method, relief of royalty method and discounted cash flow methods, respectively.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingent Consideration

The fair value of the Company’s contingent consideration is based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity.  The Company utilizes established valuation techniques to assist in the calculation of the contingent consideration at the acquisition date.  The Company evaluates the forecast of the acquired entity and the probability of earn-out provisions being achieved when it evaluates the contingent consideration at initial acquisition date and at each subsequent reporting period.  The fair value of contingent consideration is measured at each reporting period and adjusted as necessary.  The Company evaluates the terms in contingent consideration arrangements provided to former owners of acquired companies who become employees of the Company to determine if such amounts are part of the purchase price of the acquired entity or compensation.

Goodwill and Indefinite Lived Intangible Assets

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test.  Goodwill is assessed for impairment on an annual basis as of October 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. In the first step, the Company determines the fair value of its reporting units using a discounted cash flow analysis.  If the net book values of a reporting unit exceeds its fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations.  Any residual fair value is being allocated to goodwill.

An impairment charge is recognized only when the implied fair value of the Company’s reporting unit’s goodwill is less than its carrying amount.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets primarily consist of trade names, non-compete agreements and customer relationships.  Definite-lived assets are principally amortized on a straight-line basis over the estimated useful lives of the assets. For long-lived assets used in operations, impairment losses are only recorded if the asset's carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For fixed price service arrangements, we apply the proportional performance model or a ratable model to recognize revenue.  When customer acceptance provisions exist, we are generally able to reliably demonstrate that the service meets, or will meet upon completion, the customer acceptance criteria.  If circumstances exist which prevent us from verifying compliance with the acceptance provisions until the service has been completed, revenue is not recognized until compliance can be verified.

Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled revenues in the Company’s Consolidated Balance Sheets.  As of December 31, 2015 and 2014 the balance of unbilled revenue was $491,714 and $62,049, respectively.

In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying Consolidated Statements of Operations.  For the years ended December 31, 2015 and 2014, the reimbursed expenses of $673,572 and $732,107, respectively were included in revenue.

The Company may record deferred revenue in circumstances where the customer’s contract calls for pre-billing of services.  Amounts in deferred revenue are realized when the services are provided and the criteria noted above are met.  As of December 31, 2015 and 2014, the balance of deferred revenues was $257,586 and $68,420, respectively.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expenses and amounted to $561,108 and $75,707 for the years ended December 31, 2015 and 2014, respectively.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon the Company’s ability to ensure a continual and timely flow of competitive services to the marketplace.  Our employees continually train to enhance their skills and review third party software products.  Because these expenses are not categorized as Research and Development expense, the Company’s total Research and Development expense was $0 for the years ended December 31, 2015 and 2014.

Operating Expenses

The Company’s operating expenses encompass selling, general and administrative expenses consisting primarily of compensation and related costs for personnel and costs related to the Company’s facilities, finance, human resources, information technology and fees for professional services.  Professional services are principally comprised of outside legal, audit, information technology consulting, marketing and outsourcing services as well as the costs related to being a publically traded company.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings (Loss) Per Share Applicable to Common Stockholders

The Company follows ASC 260, Earnings Per Share (“EPS”), which requires presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The following is the computation of (loss) income per share applicable to common stockholders for the periods indicated:

	For the Years Ended
	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Net loss	$(17,111,290)	$470,565
Basic and diluted (loss) income per share	$(0.22)	$0.01

Weighted average common outstanding:
Basic	78,227,127	48,500,156
Diluted	78,227,127	48,668,720

Potentially dilutive securities (1)
Outstanding stock options	1,116,000	-
Common stock warrants	189,806	290,394
Convertible preferred stock as converted to common shares	1,904,762	-

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  This approach requires the recognition of deferred tax assets and liabilities of the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and for the benefit of net operating loss and tax credit carryforwards.  The U.S. GAAP guidance for income taxes prescribes a two-step approach for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold.  U.S. GAAP also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosers and transition.  Under U.S. GAAP, the Company may recognize a previously unrecognized tax benefit if the tax position is effectively (rather than “ultimately”) settled through examination, negotiation or litigation.  The Company reevaluates these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues, and new audit activity.  Any changes in these factors could result in changes to a tax benefit or tax provision.

Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.  The Company has recorded a full valuation allowance against its net deferred tax asset as of December 31, 2015.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Redeemable Convertible Preferred Stock

The Company accounts for its Series A Redeemable Convertible Preferred Stock (“Redeemable Preferred Stock”) under the provisions of Accounting Series Release 268, SEC Comments and Interpretations (“ASR 268”), ASC 505 – Equity, ASC 480 – Distinguishing Liabilities from Equity and ASC 815 – Derivatives and Hedging. Accordingly, these shares along with the embedded conversion feature, the redemption feature, and the conversion feature are all part of temporary equity (“mezzanine equity”) in the Company’s Consolidated Balance Sheets based upon the terms and conditions of the Stock Purchase Agreement (“SPA”).  In accordance with ASC 480 the initial carrying amount of Redeemable Preferred Stock is equal to the amount of proceeds received upon issuance, as reduced for the derivative liability associated with the dividend anti-dilution protection and a conversion premium which has been bifurcated.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation of the derivative liability at issuance and as of December 31, 2015, was based on the following Monte Carlo inputs:

	August 10, 2015	December 31, 2015
Preferred A shares	1,088	1,088
Total consideration without discount	$10,880,000	$10,880,000
Price per share	$5.25	$5.25
Stock price on valuation date	$5.10	$1.01
Shares outstanding as of measurement date	78,247,864	78,247,864
Warrants and options outstanding as of measurement date	1,440,852	1,440,852
Fully diluted shares outstanding as of measurement date	79,688,716	79,688,716
Maximum allowed shares	7,960,903	70,311,284
Expiration date	August 10, 2022	August 10, 2022
Risk-free rate	1.13%	1.85%
Remaining term (in years)	7.00	5.58
Rounded annual volatility	50%	50%
Trials	100,000	100,000

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.”  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  The Company does not expect the adoption of ASU 2015-17 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2016, the FASB issued ASU 2016-01 – “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01, among other changes, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  This Update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  The amendments in ASU 2016-01 will become effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effect of the adoption of ASU 2016-01 will have on its consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842).” Under ASU 2016-02, entities will be required to recognize of lease asset and lease liabilities by lessees for those leases classified as operating leases.  Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option.  The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years, for public business entities.  The Company is currently evaluating the effect of the adoption of ASU 2016-02 will have on its consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASC 2016-09 – “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition to these simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  This should not result in a change in practice because the guidance that is being superseded was never effective.  The amendments in ASC 2016-09 will become effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating the effect of the adoption of ASU 2016-09 will have on its consolidated results of operations, financial position or cash flows.

In April 2016 the FASB issued ASC 2016-10 – “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.”  The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this Update do not change the core principle of the guidance in Topic 606.  Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09).  Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the effect of the adoption of ASU 2016-10 will have on its consolidated results of operations, financial position or cash flows.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Internally Developed Software

ASC 350, Intangibles – Goodwill and Other, Subtopic 350-40, Internal-Use Software specifies standards of financial accounting and reporting for the costs of internal-use computer software.  The Company capitalizes direct costs incurred in the development of internal-use software.  For the years ended December 31, 2015 and 2014 the Company capitalized internal-use software development costs of $208,749 and $0, respectively.

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in December 31, 2015 consolidated financial statements.  The results of the reclassification did not affect the Company’s consolidated Statement of Operations.

Note 5	– Fair Value of Financial Instruments

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

The three levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, unbilled revenues, accounts payable, and due to factor, approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements for the years ended December 31, 2015 and 2014.

The following tables disclose the assets and liabilities measured at fair value on a recurring basis for the period indicated and the basis for that measurement:

	Fair Value Measurement at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities
Contingent SwellPath acquisition consideration	$618,037	$-	$-	$618,037
Derivative liability	17,220,000	-	-	17,220,000
	$17,838,037	$-	$-	$17,838,037

As of December 31, 2014, the Company had no assets or liabilities measured at fair value.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6	– Property and Equipment, net

The following is a summary of property and equipment, net for the periods indicated:

	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Property and equipment	$782,564	$302,699
Less accumulated depreciation and amortization	(309,513)	(147,782)
Property and equipment, net	$473,051	$154,917

Depreciation and amortization expense totaled $170,189 and $82,342 for the years ended December 31, 2015, and 2014, respectively.

Note 7	– Goodwill and Intangible Assets, net

Goodwill

The following table summarizes the Company’s goodwill for the periods indicated resulting from the acquisitions by the Company:

Goodwill

Balance at December 31, 2014	$-
Storycode acquisition	4,259,350
SwellPath acquisition	3,959,590
Balance at December 31, 2015	$8,218,940

During the year ended December 31, 2015 the Company recognized an adjustment to goodwill to reflect the fair value of the stock consideration for the business acquisitions made during the first quarter of 2015.

Intangible Assets, net

The following table summarizes the Company’s intangible assets, net for the period indicated:

		December 31, 2015
	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value

Trade names	3 to 7	$340,000	$41,925	$-	$298,075
Customer relationships	5	2,460,000	283,475	-	2,176,525
Non-compete agreements	1.5	128,000	69,250	-	58,750
Total Intangible assets, net		$2,928,000	$394,650	$-	$2,533,350

Amortization expense related to intangible assets totaled $394,650 and $0 for the years ended December 31, 2015, and 2014, respectively.  As of December 31, 2014 the Company had no intangible assets.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s future amortization expense for the periods indicated:

2016	$572,653
2017	570,415
2018	590,917
2019	591,928
2020	152,437
Thereafter	55,000
Total future amortization expense	$2,533,350

Note 8	– Related Party Transactions

Due from Related Party

The Company had a loan outstanding to its largest stockholder.  The receivable bore interest at 2.64% with no definite repayment terms and during the year ended December 31, 2014 interest totaled $46,433.  During the year ended December 31, 2014, and prior to the Company becoming a C Corporation, the loan balance of $456,563 was eliminated as the Company treated the loan balance as a stockholder distribution.  No amounts were due from the related party for the years ended December 31, 2015 and 2014.  Stockholder distributions for the periods ended December 31, 2015 and 2014 totaled $0 and $502,371 respectively.

Note 9	– Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following for the periods indicated:

	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Accrued trade payables	$1,150,438	$703,725
Accrued compensation	731,010	335,576
Total accounts payable and accrued liabilities	$1,881,448	$1,039,301

Note 10	– Letter of Credit and Restricted Cash

On January 9, 2015, the Company amended the lease for office space at its corporate headquarters in New York.  As a result of the amended lease, the Company has secured a standby letter of credit for the benefit of the landlord for the required security deposit (see Note 18 - Commitments and Contingencies).

The letter of credit is in the amount of $354,814. The letter of credit expires in July 2020 and contains renewal periods of one year.

The letter of credit was collateralized by $355,707 and $110,699 of cash for the periods ended December 31, 2015 and 2014, respectively, which was reported as restricted in the Consolidated Balance Sheets.

In March 2015, the Company established a restricted cash account in the amount of $300,000 related to the Storycode acquisition.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11	– Due to Factor

On August 6, 2013, the Company signed a one-year agreement with a financial services company for the purchase and sale of accounts receivables on a recourse basis.  The financial services company commenced funding during August 2013.  The financial services company advanced up to 90% of qualified customer invoices, less applicable discount fees, and held the remaining 10% as a reserve until the customer paid the financial services company.  The released reserves were returned to the Company.  The Company was charged 0.7% for the first thirty (30) days outstanding. As well as each subsequent month prime plus 1.75% daily for funds outstanding over thirty (30) days.

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

On July 27, 2015, the Company terminated its factor agreement with the financial services company.  As of December 31, 2015 and 2014, the advances from the factor, inclusive of fees, amounted to $0 and $970,541, respectively, which were offset against due from factor of $0 and $136,603, respectively.  Advances from the factor were collateralized by substantially all assets of the Company.

Note 12	– Short-Term Debt

On July 27, 2015, the Company implemented an Asset Based Lending Agreement (the “ABL”) with The California Bank of Commerce.  The Company may borrow up to $3,000,000 of their eligible Accounts Receivable.  Interest accrues at a rate of 3.75% plus the prime rate with a minimum of 7.00%.  In connection with this line of credit the Company paid $22,500 in fees which was recorded in the Company’s Selling, general and administrative expense in its Consolidated Statements of Operations for the year ended December 31, 2015.  The line of credit automatically renews annually unless the Company provides prior written notice of its intent to cancel the agreement.  Through the ABL the Company will achieve lower interest expenses and greater scalability in their credit facility.

During the term of the ABL the Company shall maintain and satisfy the following financial ratios (each of which shall be determined in accordance with U.S. GAAP, consistently applied: (a) Minimum Income Requirements. Maintain an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) on a quarterly and non-cumulative basis of at least One Dollar ($1.00) per quarter starting with the fourth quarter of 2015.

As of December 31, 2015, the Company had an outstanding balance and unused balance in the ABL of $623,642 and $2,376,358, respectively.  For the year ended December 31, 2015, the Company paid $66,456 in interest on the ABL.

Note 13	– Notes Payable

In 2013 and prior, the Company issued $580,000 of notes payable to various individuals for business operations and growth opportunities.

Prior to 2013, the Company executed a note for $94,060.  The note matures in January 2021 and bears no interest.  The monthly fixed principal payment is $550. The note is secured by all assets of the Company. The total outstanding balance as of December 31, 2015 and December 2014 is $53,420 and $60,020, respectively.

Future minimum debt repayments at December 31, 2015 are as follows:

2016	$6,600
2017	6,600
2018	6,600
2019	6,600
2020	6,600
Thereafter	20,420
Total	$53,420

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In June 2014, the Company repaid the remaining $255,000 of outstanding notes payable issued in 2013 and prior that had not converted into equity.

Note 14	– Stock Based Compensation

The fair values of stock option grants during the year ended December 31, 2015 were calculated on the date of the grant using the Black-Scholes option pricing model.  There were no stock options granted during the year ended December 31, 2014.  Compensation expense is recognized over the period of service, generally the vesting period (see Note 3 - Significant and Critical Accounting Policies and Practices).  During the year ended December 31, 2015, the Company granted a total of 80,000 stock options to certain members of its Board of Directors.

The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options on the grant date:

Fair value of Company’s Stock Options Granted	$292,400
Volatility	45.00%
Exercise price	$8.60
Estimated life	5.50	years
Risk free interest rate (based on 5-year treasury rate)	1.38%
Dividend	0.00%

During the year ended December 31, 2015, the Company granted a total of 1,201,000 options to certain employees and officers of the Company.  The following assumptions were used in the Black-Scholes options pricing model to estimate the fair value of stock options on the grant date:

Fair value of Company’s Stock Options Granted	$2,904,000
Volatility	45.00– 50.00%
Exercise price	$2.63 to 11.25
Estimated life	6.50	years
Risk free interest rate (based on 5-year treasury rate)	1.57 to 2.03%
Dividend	0.00%

The following table summarizes the Company’s stock option activity and related information for the period indicated:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price
Outstanding at January 1, 2015	-	$-	-	-
Granted	1,281,000	$2.50	4.15	8.24
Exercised	-	$-	-	-
Forfeited	(165,000)	$2.40	4.39	8.35
Outstanding at December 31, 2015	1,116,000	$2.51	4.10	8.23

Exercisable at December 31, 2015	80,000	3.66	4.10	8.60

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock based compensation awards was $1,424,672 for the year ended December 31, 2015.  Expenses for stock based compensation are included in the accompanying Consolidated Statements of Operations in cost of goods sold of $123,455 as well as in selling, general and administrative expense of $1,301,217 for the year ended December 31, 2015.

As of December 31, 2015 there was $1,771,728, of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options which is expected to be recognized over the next 4.3 years.

The Black Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends other than as required to settle out the dividend derivative liability. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock option and restricted stock unit grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock based compensation expense to be recognized in future periods.  The fair values of stock option and restricted stock unit grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants.  Compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

During 2014 an additional $354,409 of stock compensation expense was determined to be unrecorded.  During the period from September 30, 2014 to September 30, 2015, an additional approximate $397,646 of stock compensation expense was determined to be unrecorded.  The Company has since adjusted its consolidated financial statements to include these amounts in their respective periods and has restated its consolidated financial statements accordingly.  See Note 22 – Prior Year Restatement for further information.

Note 15	– Common Stock

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its Common Stock for the periods indicated:

Common Stock	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Authorized; par value $0.00001	150,000,000	150,000,000
Issued	78,247,864	77,575,617
Outstanding	78,247,864	77,575,617

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the period ended December 31, 2015, 100,588 warrants were exercised through a cashless exercise provision for the issuance of 72,248 shares of the Company’s Common Stock (see Note 16 - Warrants).

Note 16	– Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

The table below shows the Company’s par value, authorized shares, issued shares and outstanding shares of its Redeemable Convertible Preferred Stock for the periods indicated:

Redeemable Convertible Preferred Stock	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Authorized; par value $0.00001	10,000,000	10,000,000
Issued	1,088	-
Outstanding	1,088	-

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

Conversion Feature

The Redeemable Preferred Stock may be converted to shares of the Company’s Common Stock at either the holder or the Company’s option provided certain equity conditions are met.

Redemption Feature

The Stock Purchase agreement contains a redemption and an early redemption option at the Company’s option, not the holders (provided that no Trigger Event has occurred).

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Dividends

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

Authorized, issued and outstanding stock are as follows for the periods indicated:

Series A Redeemable Convertible Preferred Stock	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Stock authorized	1,088	-
Stock outstanding	1,088	-
Par value	$0.00001	-
Conversion price	$5.25	-
Dividend rate	26.00%	-
Original issue date	August 10, 2015	-
Redemption date	August 10, 2022	-

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

•	The dividend rate will adjust upward by 10 percentage points from the applicable dividend rate.
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
•
As the equity conditions per the SPA were not met at December 31, 2015, the Company does not have the ability to convert the Redeemable Preferred Stock to Common Shares prior to the Dividend Maturity date.

•
The measurement date is adjusted to the period beginning from the Issuance date and ending 30 trading days after all applicable Conversion shares have actually been received into the Holder’s designated brokerage account.  For each trading day during the Measurement Period on which less than all of the conditions of the agreements are not met, 1 Trading Day will be added to what otherwise would have been the end of the Measurement Period.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Administrative and legal fees incurred as of December 31, 2015 and 2014 related to the issuance of the Redeemable Preferred Stock are $614,402 and $0, respectively, and are recorded as a reduction to the carrying value of the Redeemable Preferred Stock.

Classification and Accounting of Redeemable Preferred Stock

The Redeemable Preferred Stock are to be classified as part of temporary equity (mezzanine equity) along with the associated identified financial instruments including the embedded conversion feature and the redemption feature in the Company’s Consolidated Balance Sheets based upon the terms and conditions of the SPA.  The initial carrying amount of Redeemable Preferred Stock is equal to the amount of proceeds received upon issuance, as reduced for the derivative liability associated with the dividend anti-dilution protection and conversion premium.

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

The fair value of the conversion premium and dividend anti-dilution features were determined to be $7,927,280 upon issuance at August 10, 2015 and $17,220,000 as of December 31, 2015.  The change between the two valuations of $9,292,720 is recorded as part of the Loss on derivative liability.

Below is the activity for the Company’s preferred issuances for the periods presented:

	Redeemable Convertible Preferred Stock
	Shares	Amount
December 31, 2014	-	$-
Issuance of preferred stock	1,088	10,000,000
Bifurcation of anti-dilution features	-	(7,927,280)
Equity issuance costs	-	(614,402)
December 31, 2015	1,088	$1,458,318

Note 17	– Warrants

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2015, 100,588 warrants were exercised through a cashless exercise provision for the issuance of 72,247 shares of the Company’s Common Stock with an exercise price of $2.21.

The fair values of warrants during the year ended December 31, 2015 were calculated on the date of the grant using the Black-Scholes option pricing model.  The Black Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant.  A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends other than as required to settle out the dividend derivative liability.  The Company periodically reviews the assumptions and modifies the assumptions accordingly.

The following table summarizes the warrant activity for the periods indicated:

	Warrants	Weighted- Average Exercise Price
Balance at December 31, 2014 (Audited)	290,394	$2.21
Granted	-	-
Exercised	(100,588)	$2.21
Balance at December 31, 2015 (Audited)	189,806	$2.21

The warrants outstanding at December 31, 2015 are immediately exercisable at $2.21, and have a weighted average remaining term of approximately 3.69 years.

The Company uses the basis for the accounting of warrants issued in connection with the private placement to the placement agent in accordance with ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging.  The warrants were considered an issuance cost for the private placement and therefore were deducted from the gross proceeds reducing equity.

Note 18	– Commitments and Contingencies

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

Legal Proceedings

The defense costs related to the legal proceeding against the Company may be offset by payment of our claims from our insurance carriers.

Discover Growth Fund v. 6D Global Technologies, Inc., et al., Case No. 15-cv-7618 (PKC) (S.D.N.Y.)

On September 28, 2015, Discover Growth Fund (“Discover”) filed an action in the United States District Court for the Southern District of New York (the “District Court”) against 6D Global Technologies, Inc., its officers and directors, and certain third-parties.  In its complaint, Discover alleges, among other things, that it was fraudulently induced into executing the Stock Purchase Agreement (the “SPA”), because the Company allegedly made misrepresentations regarding Benjamin Wey - also a defendant in the pending action - and his alleged involvement with the Company.  Discover’s complaint further asserts claims for violations of federal securities laws, rescission, breach of contract, and fraud, all substantially arising out of the same factual allegations.

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 30, 2015, Judge Castel completely denied Discover’s motion for an attachment of the Company’s assets and vacated the temporary restraining order. The Court found that the plaintiff had not satisfied their burden of proof regarding any alleged wrongdoing by the Company, or its officers and directors. As of the date of this filing, Discover has not filed for arbitration of its underlying claims.

The Company vigorously disputes Discover’s underlying claims and intends to aggressively defend them if any arbitration is filed by Discover. The extent of the Company’s potential liability in this matter has not yet been determined.  And as a result, no accrual for this exposure was made in the consolidated financial statements.

Puddu et al. v. 6D Global Technologies, Inc., et al., Case No. 15-cv-8061 (RWS) (S.D.N.Y.)

On October 13, 2015, an individual named Sixto Castillo IV filed a putative class action complaint in the United States District Court for the Southern District of New York against the Company, certain officers and directors, and certain third-parties, putatively on behalf of the Company’s stockholders.  The lawsuit seeks damages arising from alleged material misstatements and omissions concerning defendant Benjamin Wey, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act (15 U.S.C. §§ 78j(b) and 78t(a), respectively) and Rule 10b-5 promulgated thereunder (17 C.F.R. § 240.10b-5).  Plaintiffs Joseph Puddu, Mark Ghitis, Valery Burlak, and Adam Butter, on behalf of the putative class, subsequently filed an amended complaint and second amended complaint on March 23, 2016 and April 4, 2016, respectively.

Plaintiffs allege, among other things, that defendants made false and/or misleading statements and/or failed to disclose: (1) the extent of Benjamin Wey’s purported involvement in the Company’s operations, and (2) Benjamin Wey’s purported beneficial ownership of more than 5% of the Company’s stock.

Plaintiffs seek an undetermined amount of compensatory damages allegedly sustained by the putative class a result of these purported misstatements and omissions.

The Company vigorously disputes the allegations made in the complaint and intends to assert an aggressive defense.  The extent of the Company’s potential liability in this matter has not yet been determined.  And as a result, no accrual for this exposure was made in the consolidated financial statements.

Scott v. Wei et al. and 6D Global Technologies, Inc., Case No. 1:15-cv-09691 (S.D.N.Y.)

On December 11, 2015, an individual named Allan Scott filed a shareholder action in the United States District Court for the Southern District of New York derivatively on behalf of 6D Global Technologies Inc. against certain officers and directors of the Company, certain third-parties, and the Company itself (as a nominal defendant).  Mr. Scott seeks damages and injunctive relief arising from alleged breaches of fiduciary duties, unjust enrichment, and purported material misstatements and omissions in violation Section 14 of the Exchange Act (15 U.S.C. § 78n) and Rule 14a-9 promulgated thereunder (17 C.F.R. § 240.14a-9).

Specifically, the complaint alleges, among other things, that defendants have harmed the Company: (1) by permitting defendant Benjamin Wei to manipulate the share price and trading volume of the Company’s stock, (2) by lacking adequate internal controls to prevent such alleged manipulation, and (3) by failing to disclose Wei’s purported actions and involvement in the Company.  Mr. Scott seeks an award to the Company in an undetermined amount for damages it allegedly sustained as a result of these alleged violations, as well as injunctive relief requiring 6D Global to reform and improve its corporate governance and internal procedures.  The lawsuit has been stayed by the Court pending the outcome of the motion to dismiss that defendants intend to file in the Puddu lawsuit.

The Company and the named directors and officers dispute the allegations made in the complaint and intend to amount an aggressive defense.  The extent of the potential liability in this matter has not yet been determined.  And as a result, no accrual for this exposure was made in the consolidated financial statements.

Cottam v. Glob. Emerging Capital Grp. et al., Case No. 16-cv-04584 (S.D.N.Y.)

The Company has learned that on June 16, 2016, an individual named John Cottam filed a complaint in the United States District Court for the Southern District of New York against the Company, its CEO, and certain third-parties.  To the Company’s knowledge, neither the Company nor its CEO has been served with this complaint.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

With regard to the Company and its CEO, Mr. Cottam seeks damages arising from an alleged breach of contract, as well as purported material misstatements or omissions in violation of Section 10(b) of the Securities Exchange Act (15 U.S.C. § 78j(b)) and Rule 10b-5 promulgated thereunder (17 C.F.R. § 240.10b-5).  Specifically, the complaint alleges, among other things, that defendants induced Mr. Cottam to invest in a private offering of Company shares by misrepresenting (i) the nature of a reorganization facilitated by the offering; (ii) certain restrictions on the selling of Company shares; and (iii) the involvement of non-party Benjamin Wey in the offering.  Mr. Cottam further alleges that the Company and its CEO breached a subscription agreement by purportedly failing to issue Mr. Cottam the contracted for number of shares.

Plaintiff seeks an undetermined amount of compensatory and punitive damages allegedly sustained as a result of defendants’ purported breaches, misstatements, and omissions.

The Company and its CEO dispute the allegations made in the complaint and, if served, intend to mount an aggressive defense.  The extent of the potential liability in this matter has not yet been determined.  And as a result, no accrual for this exposure was made in the consolidated financial statements.

Operating Leases

The Company is obligated under various operating lease agreements for office facilities in California, New York, and Ohio.  As a result of the acquisitions, the Company is also obligated under operating leases for facilities in Oregon and Minnesota.  In addition, the Company leases office facilities on a month-to-month basis in Minnesota and Colorado.

Rent expense under all office leases aggregated to $918,045 and $342,170 for the years ended December 31, 2015 and 2014, respectively.  Rent expense was recorded in selling general and administrative expenses in the accompanying Consolidated Statements of Operations.

Future minimum payments of the Company’s operating leases are as follows:

2016	$1,148,759
2017	1,117,905
2018	968,639
2019	792,846
2020	476,112
Thereafter	766,401
Total	$5,270,662

Equipment Lease

Rent expenses under all equipment leases aggregated $92,114 and $81,036 for the years ended December 31, 2015 and 2014, respectively.  The Company is also obligated under various operating lease agreements for equipment.  Rent expenses under all equipment leases are recorded in selling general and administrative expenses in the accompanying Consolidated Statements of Operations.

Ohio Office Lease

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

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New York Office Lease

On January 9, 2015, the Company signed an amendment to its corporate headquarter lease.  The amendment covers an additional 8,887 square feet of floor space in the same building as the original lease.  The new floor space lease expires in March 31, 2020.  This lease requires base annual rental payments of $488,785 for the term of the lease.  Lease payments will be recognized on a straight-line basis over the term of the lease.  As part of this lease agreement, among other requirements, the Company is obligated to obtain a Letter of Credit in the amount of $244,393 which will expire on July 31, 2020 (see Note 10 - Letter of Credit and Restricted Cash).

New York Office Sub-lease

On February 15, 2014, the Company signed a twenty-four month agreement to sub-lease a portion of its office facilities in New York City expiring in February 29, 2016.  The lease requires base annual rental payments to the Company of $120,000 for the term of the lease.  Rental income will be recognized on a straight-line basis over the term of the lease.  As part of the lease agreement, the Company received a $30,000 security deposit, which is shown as a liability on the accompanying Consolidated Balance Sheets.  On April 1, 2015, the Company amended and extended the sub-lease through August 31, 2018 and increased the rental payments to include variable increases to offset a portion of increases from the Company’s corporate headquarter lease.

On April 1, 2015, the Company signed a forty-one (41) month agreement to sub-lease a portion of its office facilities in New York City expiring August 31, 2018.  The lease requires increasing rental payments over the next year of the lease, followed by base annual rental payments to the Company of $102,000, plus variable increases for the remaining term of the lease.  As part of the lease agreement, the Company received a $20,000 security deposit, which is shown as a liability on the accompanying Consolidated Balance Sheets.  Rental income will be recognized on a straight-line basis over the term of the lease.

California Office Leases

On April 29, 2014, the Company signed a lease amendment for its office facilities in San Ramon, California.  The amendment extends the lease past the May 31, 2014 expiration date on a month to month basis with monthly rental payments of $2,836.  On June 30, 2014, the Company cancelled the lease, and the lease expired on September 30, 2014.

On April 16, 2014, the Company signed a thirty-eight month lease agreement for its office facilities in Pleasanton, California expiring on August 31, 2017.  The lease requires base annual rent of approximately $34,000 for the first year, with increases in increments of 3% each year thereafter.  The lease contains a two month rent abatement period starting in July 2014.  Rent expense will be recognized on a straight line basis over the term of the lease.  The lease contains one option to renew for a term of thirty-six months.

Oregon Office Lease

On September 24, 2015 the Company signed an eighty-five month agreement for up to approximately 12,187 square feet of office and warehouse space which commences on March 1, 2016 and expires on March 31, 2023.  The lease requires an initial base annual rental payments of $188,466 with increases in base rent of approximately 3%.  Rental income will be recognized on a straight-line basis over the term of the lease.  As part of the lease agreement, the Company paid a $27,819 security deposit, which will be shown as a security deposit asset on the accompanying Consolidated Balance Sheets.

Deferred Rent

To induce the Company to enter into certain operating leases, landlords have granted free rent for various months over the term of occupancy.  Rent expenses recorded on the straight-line basis in excess of rents paid is recognized as deferred rent.  For the years ended December 31, 2015 and 2014, deferred rent was $69,415 and $55,429, respectively, which is shown as a liability in the Consolidated Balance Sheets.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s capital lease obligations for computer software and hardware as of December 31, 2015 are as follows:

2016	$148,811
2017	124,167
2018	72,910
2019	-
2020	-
Thereafter	-
Total	345,888
Amount representing interest	31,179
Present value of future minimum lease payments	314,709
Current portion of capital lease obligations	129,857
Capital lease obligations, net of current portion	$184,852

Future minimum payments of the Company’s capital leases are as follows:

2016	$129,857
2017	114,066
2018	70,786
2019	-
2020	-
Thereafter	-
Total	$314,709

Note 19	– Concentrations and Credit Risks

Revenues

For the year ended December 31, 2015, the Company had two significant customers that accounted for more than 10% of the Company’s total revenues: one company generated $1,438,151, a second company generated $2,867,298 in revenues for services provided in the CMS business segment.  For the year ended December 31, 2014, the Company had two significant customers that accounted for more than 10% of the Company’s total revenues: one company generated $1,572,140 and a second company generated $1,699,599 in revenues for services provided in the CMS business segment.

The Company’s sales to its top five customers accounted for approximately 56% and 52% of revenues during the year ended December 31, 2015 and 2014, respectively.  During the year ended December 31, 2015, the Company had one foreign customer accounting for 22% of its revenues.  During the year ended December 31, 2014, the Company had one foreign customer accounting for just under 9% of its revenues.

Accounts Receivable

For the years ended December 31, 2015 and 2014, the Company had approximately 56% and 57% of its accounts receivable balance held by the largest five customers, respectively.  During each of the years ended December 31, 2015 and 2014, the Company had three customers accounting for more than 10% each of its accounts receivables balances, respectively.

Accounts Payable

For the years ended December 31, 2015 and 2014, the Company had approximately 42% and 26% of its accounts payable balances held by its largest five vendors, respectively.  During each of these same periods, the Company had one and none of its vendors accounting for more than 10% each of the Company’s accounts payables balances, respectively.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20	– Income Taxes

Effective June 27, 2014, the Company converted into a C-Corporation.  Going forward, the Company will be subject to federal and state income taxes and will have to recognize income tax expense and deferred taxes for financial statement purposes.  Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes, increased by net operating loss carryforwards of which expire through 2035.

Federal and state net operating loss carryforwards are approximately $6,846,000 and $53,692 at December 31, 2015 and 2014, respectively.  A valuation allowance has been established for the full amount of the net deferred tax assets to reduce such net assets to zero, as a result of the significant uncertainty regarding their ultimate realization.  The aggregate valuation allowance increased $2,570,000 in 2015.  The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes.  Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.  Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.  The Company has recorded a full valuation allowance against its net deferred tax asset as of December 31, 2015.

The provision for income taxes includes the following:

	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Current:
Federal	$(7,654)	$-
State	-	-

Total Current Provision	(7,654)	-

Deferred:
Federal	$(415,969)	$(136,111)
State	(43,543)	(25,144)

Total deferred	(459,512)	(161,255)

Income tax benefit	$451,858	$161,255

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities are presented below for the periods indicated:

	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Deferred tax assets:

Net operating loss carry-forwards	$2,680,597	$53,692

Accrued compensated absences	-	60,164
Charitable contributions	2,451	-
Acquisition costs	76,705	-
Deferred revenues	-	26,294
Share based compensation	555,504	-
Deferred rent	27,066	21,302

Net deferred tax assets	3,342,323	161,452

Valuation allowance	(2,570,190)	-

Deferred tax liabilities:

Property and equipment	-	(197)
Prepaid expenses	(135,003)
Depreciation and amortization	(637,130)	-
Total deferred tax liabilities	(772,133)	(197)

Net deferred tax assets	$-	$161,255

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2012 and later, with certain state jurisdictions open for audit for earlier years.  The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2015, nor did the Company record any amount for the implementation of ASC 740.  The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision.  The Company did not recognize any interest or penalties in its consolidated statements of operations and there are no accruals for interest or penalties at December 31, 2015.  The Company is not currently under examination by any tax jurisdiction.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The difference between the total income taxes computed at the federal statutory rate and the benefit rom income taxes consists of the following for the periods indicated:

	December 31, 2015 (Audited)	December 31, 2014 (Audited)

Federal statutory rate	34.00%	34.00%

State taxes net of federal benefit	2.21%	5.16%

Changes in valuation allowance	(14.63)%	-%

Changes in tax filing status	-%	8.99%

Non-deductible expenses	(18.75)%	3.99%

Other	(0.26)%	-%

Income tax benefit – Federal	2.57%	52.14%

The Company is subject to U.S. federal income taxes and income taxes in various states in the U.S. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  Due to the Company’s NOL’s, all years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.  In addition, all the NOL’s and credit carryforwards that may be used in future years are still subject to adjustment.  The Company is not currently under examination by any tax jurisdiction.

Note 21	– Business Geographic Segment Information

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

There are currently no intersegment revenues.  Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.  The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements which are described in Note 4 – Significant and Critical Accounting Policies and Practices.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment information relating to the Company’s results of operations was as follows for the periods indicated:

	For the Years Ended
Revenues	December 31, 2015 (Audited)	December 31, 2014 (Audited)

CMS	$11,229,654	$6,863,959
IT Staffing	1,560,238	4,933,854
Total	$12,789,892	$11,797,813

	For the Years Ended
Gross Margin	December 31, 2015 (Audited)	December 31, 2014 (Audited)

CMS	$4,737,208	$3,243,563
IT Staffing	324,440	1,128,393
Total	$5,061,648	$4,371,956

	For the Years Ended
Business Segment Performance	December 31, 2015 (Audited)	December 31, 2014 (Audited)

CMS	$(4,267,719)	$813,722
IT Staffing	(406,759)	(237,499)
Total	$(4,674,478)	$576,223

	For the Years Ended
Net (Loss) Income	December 31, 2015 (Audited)	December 31, 2014 (Audited)
Business Segment Performance	$(4,674,478)	$576,223
Interest expense, net	(281,411)	(147,069)
Depreciation and amortization	(564,839)	(82,342)
Income tax benefit	451,858	161,255
Stock Based Compensation to Employees and Board of Directors	(1,424,672)	-
Compensation expense of former principals of acquired companies	(250,000)	-
Acquisition related expenses	(169,191)	-
One-time Professional and Legal fees	(911,456)	-
Loss on debt extinguishment	-	(57,502)
Loss on derivative liability	(9,292,720)	-
Other income	5,619	20,000
Net (loss) income	$(17,111,290)	$470,565

Note 22      – Prior Year Restatement

In connection with completing the consolidated financial statements as of December 31, 2015, the Company identified that prior to the 2014 recapitalization, personal shares of common stock had been granted by the Founder and CEO to various employees and contractors for services provided to the Company.  The shares have a grant date of September 20, 2014 and vest over a period of four years.  The corresponding 2014 and 2015 expense will be reflected within the 2015 Company’s Consolidated Statements of Operations.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited and unaudited consolidated financial statements.  Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting errors, the relevant quarterly and annual financial statements have been restated as follows (all amounts in $USD except per share data):

Item	As of September 30, 2014 as Previously Reported	As of September 30, 2014 as Corrected	Difference Increase (Decrease)
Current Assets	6,238,952	6,238,952	-
Current Liabilities	2,175,634	2,175,634	-
Working Capital	4,063,318	4,063,318	-
Total Assets	6,498,465	6,498,465	-
Long Term Liabilities	245,756	245,756	-
Total Liabilities	2,421,390	2,421,390	-
Total Equity	4,077,075	4,077,075	-

Item	As of December 31, 2014 as Previously Reported	As of December 31, 2014 as Corrected	Difference Increase (Decrease)
Current Assets	6,594,456	6,594,456	-
Current Liabilities	2,001,869	2,001,869	-
Working Capital	4,592,587	4,592,587	-
Total Assets	6,884,147	6,884,147	-
Long Term Liabilities	249,979	249,979	-
Total Liabilities	2,251,848	2,251,848	-
Total Equity	4,632,299	4,632,299	-

Item	As of March 31, 2015 as Previously Reported	As of March 31, 2015 as Corrected	Difference Increase (Decrease)
Current Assets	4,862,542	4,862,542	-
Current Liabilities	2,566,956	2,566,956	-
Working Capital	2,295,586	2,295,586	-
Total Assets	14,906,830	14,906,830	-
Long Term Liabilities	4,368,495	4,368,495	-
Total Liabilities	6,935,451	6,935,451	-
Total Equity	7,971,379	7,971,379	-

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Item	As of June 30, 2015 as Previously Reported	As of June 30, 2015 as Corrected	Difference Increase (Decrease)
Current Assets	3,707,612	3,707,612	-
Current Liabilities	3,073,374	3,073,374	-
Working Capital	634,238	634,238	-
Total Assets	13,700,149	13,700,149	-
Long-Term Liabilities	690,203	690,203	-
Total Liabilities	3,763,577	3,763,577	-
Total Equity	9,936,572	9,936,572	-

Item	As of September 30, 2015 as Previously Reported	As of September 30, 2015 as Corrected	Difference Increase (Decrease)
Current Assets	11,626,581	11,626,581	-
Current Liabilities	3,289,524	3,289,524	-
Working Capital	8,337,057	8,337,057	-
Total Assets	21,411,714	21,411,714	-
Long-Term Liabilities	13,026,037	13,026,037	-
Total Liabilities	16,315,561	16,315,561	-
Total Deficit	(5,181,709)	(5,181,709)	-

Item	Quarter Ended September 30, 2014 as Previously Reported	Quarter Ended September 30, 2014 as Corrected	Difference Increase (Decrease)
Revenues	2,709,066	2,709,066	-
Cost of revenues	1,713,409	1,713,409	-
Gross margin	995,657	995,657	-
Operating expenses	874,389	1,038,358	163,969
Income (loss) from operations	121,268	(42,701)	(163,969)
Other expense	(81,934)	(81,934)	-
Income (loss) before tax expense	39,334	(124,635)	(163,969)
Net income (loss)	31,589	(132,380)	(163,969)
Basic EPS	-	-	-
Diluted EPS	-	-	-

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Item	Year-to-date September 30, 2014 as Previously Reported	Year-to-date September 30, 2014 as Corrected	Difference Increase (Decrease)
Revenues	8,299,053	8,299,053	-
Cost of revenues	4,952,021	4,952,021	-
Gross margin	3,347,032	3,347,032	-
Operating expenses	2,504,776	2,668,745	163,969
Income from operations	842,256	678,287	(163,969)
Other expense	(163,371)	(163,371)	-
Income before tax expense	678,885	514,916	(163,969)
Net income	731,007	567,038	(163,969)
Basic EPS	0.02	0.02	-
Diluted EPS	0.02	0.02	-

Item	Quarter Ended December 31, 2014 as Previously Reported	Year Ended December 31, 2014 as Corrected	Difference Increase (Decrease)
Revenues	3,498,760	3,498,760	-
Cost of revenues	2,473,836	2,473,836	-
Gross margin	1,024,924	1,024,924	-
Operating expenses	1,373,299	1,563,739	190,440
Loss from operations	(348,375)	(538,815)	(190,440)
Other expense	(21,200)	(21,200)	-
Loss before tax benefit	(369,575)	(560,015)	(190,440)
Net loss	(260,442)	(450,882)	(190,440)
Basic EPS	(0.01)	(0.01)	-
Diluted EPS	(0.01)	(0.01)	-

Item	Year-to-date December 31, 2014 as Previously Reported	Year-to-date December 31, 2014 as Corrected	Difference Increase (Decrease)
Revenues	11,797,813	11,797,813	-
Cost of revenues	7,425,857	7,425,857	-
Gross margin	4,371,956	4,371,956	-
Operating expenses	3,878,075	4,232,484	354,409
Income from operations	493,881	139,472	(354,409)
Other expense	(184,571)	(184,571)	-
Income before tax expense	309,310	(45,099)	(354,409)
Net income	470,565	116,156	(354,409)
Basic EPS	0.01	0.01	-
Diluted EPS	0.01	0.01	-

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Item	Quarter Ended March 31, 2015 as Previously Reported	Quarter Ended March 31, 2015 as Corrected	Difference Increase (Decrease)
Revenues	3,275,585	3,275,585	-
Cost of revenues	1,903,828	1,903,828	-
Gross margin	1,371,757	1,371,757	-
Operating expenses	1,900,615	2,082,247	181,632
Loss from operations	(528,858)	(710,490)	(181,632)
Other expense	(33,004)	(33,004)	-
Loss before tax benefit	(561,862)	(743,494)	(181,632)
Net loss	(379,445)	(561,077)	(181,632)
Basic EPS	(0.01)	(0.01)	-
Diluted EPS	(0.01)	(0.01)	-

Item	Quarter Ended June 30, 2015 as Previously Reported	Quarter Ended June 30, 2015 as Corrected	Difference Increase (Decrease)
Revenues	3,220,343	3,220,343	-
Cost of revenues	2,041,679	2,041,679	-
Gross margin	1,178,664	1,178,664	-
Operating expenses	3,064,487	3,175,577	111,090
Loss from operations	(1,885,823)	(1,996,913)	(111,090)
Other expense	(148,024)	(148,024)	-
Loss before tax benefit	(2,033,847)	(2,144,937)	(111,090)
Net loss	(1,762,637)	(1,873,727)	(111,090)
Basic EPS	(0.02)	(0.02)	-
Diluted EPS	(0.02)	(0.02)	-

Item	Year-to-date June 30, 2015 as Previously Reported	Year-to-date June 30, 2015 as Corrected	Difference Increase (Decrease)
Revenues	6,495,928	6,495,928	-
Cost of revenues	3,945,507	3,945,507	-
Gross margin	2,550,421	2,550,421	-
Operating expenses	4,965,102	5,257,824	292,722
Loss from operations	(2,414,681)	(2,707,403)	(292,722)
Other expense	(181,028)	(181,028)	-
Loss before tax benefit	(2,595,709)	(2,888,431)	(292,722)
Net loss	(2,142,082)	(2,434,804)	(292,722)
Basic EPS	(0.04)	(0.04)	-
Diluted EPS	(0.04)	(0.04)	-

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Item	Quarter Ended September, 30 2015 as Previously Reported	Quarter Ended September 30, 2015 as Corrected	Difference Increase (Decrease)
Revenues	3,115,726	3,115,726	-
Cost of revenues	1,857,173	1,857,173	-
Gross margin	1,258,553	1,258,553	-
Operating expenses	3,194,060	3,298,985	104,925
Loss from operations	(1,935,507)	(2,040,432)	(104,925)
Other expense	(4,479,676)	(4,479,676)	-
Loss before tax benefit	(6,415,183)	(6,520,108)	(104,925)
Net loss	(6,408,718)	(6,513,643)	(104,925)
Basic EPS	(0.22)	(0.22)	-
Diluted EPS	(0.22)	(0.22)	-

Item	Year-to-date September 30, 2015 as Previously Reported	Year-to-date September 30, 2015 as Corrected	Difference Increase (Decrease)
Revenues	9,611,654	9,611,654	-
Cost of revenues	5,802,680	5,802,680	-
Gross margin	3,808,974	3,808,974	-
Operating expenses	8,159,162	8,556,809	397,647
Loss from operations	(4,350,188)	(4,747,835)	(397,647)
Other expense	(4,660,704)	(4,660,704)	-
Loss before tax benefit	(9,010,892)	(9,408,539)	(397,647)
Net loss	(8,550,800)	(8,948,447)	(397,647)
Basic EPS	(0.25)	(0.25)	-
Diluted EPS	(0.25)	(0.25)	-

Note 23       – Subsequent Events

On January 1, 2016, the Company entered into a written employment agreement with Mark Szynkowski, the Company’s Chief Financial Officer.  Mr. Szynkowski previously was an at-will employee without an employment agreement.  Refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2016 or further details regarding this employment agreement.

On January 14, 2016, the Company and NYGG (Asia) Ltd., and on behalf of its affiliates (the “Stockholders”), entered into a stockholders’ agreement (the “Stockholders’ Agreement”) in regards to the 35,629,883 shares of Common Stock owned by the Stockholders (the “Shares”).  Pursuant to the Stockholders’ Agreement, the Stockholders granted to Tejune Kang, Chairman and CEO of the Company, and any successor to or designee of the CEO, as Stockholders’ proxy with the full power to vote the Shares at any annual or special meeting of stockholders, or in connection with any action taken by written consent, in the same manner and in the same proportion as shares of Common Stock that are not held by the Stockholders are voted or consents are given.  Refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2016 for further details regarding the Stockholders’ Agreement.

During 2015, the Company had entered into a Loan and Security Agreement through California Bank of Commerce for a term of one year which automatically renews yearly.  The agreement includes an Interest Rate of 3.75% plus the prime rate with a minimum of 7.00% in addition to specific performance covenants which provides California Bank of Commerce with recourse in the event that the Company is deemed to be out of covenant.

6D GLOBAL TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had entered into a First Amendment to Loan and Security Agreement effective March 1st, 2016.  The amendment provides succession of specific sections of the original loan agreement as follows;

·	Percentage of Net Collateral available was changed from 85% to 80%. All other terms and provisions herein are unchanged.

·	Depending on the interest rate determined with respect to this First Amendment, and from and after the March 1, 2016 reference date, the “Interest Rate” shall be either the “Standard Rate” Rate of 4.75% plus the prime rate with a minimum of 8.00% or the “Preferred Rate” Rate of 3.75% plus the prime rate with a minimum of 7.00%. To the extent the Interest Rate is calculated with reference to the Base Rate, any change in the Interest Rate shall be effective as of the date of any change in the Base Rate. Subject to the Company satisfying the certain conditions such as the Company satisfies or exceeds each and every one of the financial ratio and covenant thresholds, suspension of trading of Guarantor’s securities as a publicly traded company is lifted and Guarantor is then actively listed as a publicly traded company, and current or new litigation is dismissed, or is settled or resolved on terms and conditions acceptable to Lender, the interest rate for any current accounting period shall be the Preferred Rate.

If the Preferred Rate Conditions set forth in the agreement are not satisfied, then the Interest Rate for any Current Accounting Period shall be the Standard Rate; provided however, imposition of interest at the Standard Rate shall be subject to the provisions of this First Amendment and the Loan Agreement related to the imposition of the Alternative Interest Rate, Special Credit Accommodation Fees, the Default Interest Rate, and/or other fees and charges imposed under the Loan Agreement.

The Company was informed by the California Bank of Commerce on May 1st, 2016 that we are out of covenant in the following section:

The company was informed on May 1st, 2016 that the California Bank of Commerce is entitled to and will assess interest at the Alternative Interest Rate of a 6% increase to the Interest Rate in the Loan Agreement of 3.75% plus the prime rate as provided for in the covenants.